Form 10QSB
period 1999-09-30
ALPHA RESOURCES INC /DE/
filed 1999-11-22
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

                        Commission File Number 333-22693

                              ALPHA RESOURCES, INC.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                          59-3422883
          --------                                          ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

               901 CHESTNUT STREET, SUITE A, CLEARWATER, FL 33756
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 447-3620
                                 --------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---       ---

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of October 31, 1999 was 240,000.

     Transitional Small Business Disclosure Format:

Yes       No  X
     ---     ---

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                         Page
                                                                         ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheets -
           September 30, 1999............................................. 1

         Statements of Operations -
           Three Months and Nine months ended September 30, 1999 and 1998. 2

         Statements of Cash Flows -
           Nine months ended September 30, 1999 and 1998.................. 3

         Notes to Financial Statements.................................. 4 - 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   6

Part II - Other Information

Item 1. Legal Proceedings...............................................   7

         Signatures.....................................................   8

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheets


                                                                   September 30,
                                                                        1999
                                                                  -----------------
                                                                    (Unauditied)
Assets
Current assets
      Cash                                                     $            16,850
                                                                  -----------------

            Total current assets                                            16,850
                                                                  -----------------

Other assets
      Offering costs                                                         4,206
                                                                  -----------------

            Total assets                                       $            21,056
                                                                  =================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
      Accrued expenses                                         $             8,887
      Loans payable - stockholders                                          30,000
                                                                  -----------------

            Total current liabilities                                       38,887
                                                                  -----------------


Stockholders' equity
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
              Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
              Issued and outstanding - 240,000                                 240
      Additional paid-in capital                                               960
      Deficit accumulated during the development stage
                                                                           (19,031)
                                                                  -----------------
            Total stockholders' (deficit)
                                                                           (17,831)
                                                                  -----------------
            Total liabilities and stockholders' equity
                                                               $            21,056
                                                                  =================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements
                                   (Unaudited)

                                                                                                          Cumulative During
                    For the Three Months  For the Three Months  For the Nine Months  For the Nine Months  Development Stage
                            Ended                 Ended                 Ended                Ended      January 13,1997(Date of
                     September 30, 1999    September 30, 1998    September 30, 1999  September 30, 1998      Inception)to
                                                                                                          September 30, 1999
                   ---------------------  --------------------  -------------------- ------------------- -----------------------


Development
stage expenses
 General &
  Administrative
  Expense                $          860        $            -      $           1,301     $           356       $        15,230
 Interest Expense                   600                   300                  1,401                 900                 3,801
                   ---------------------  --------------------  --------------------  ------------------- --------------------

  Net Loss Before
   Income Taxes                  (1,460)                 (300)                (2,702)             (1,256)              (19,031)

 Income Taxes                         -                     -                      -                   -                     -
                   ---------------------  --------------------  --------------------  ------------------- --------------------

  Net Loss              $        (1,460)       $         (300)     $          (2,702)    $        (1,256)      $       (19,031)
                   =====================  ====================  ====================  =================== ====================

  Basic Loss
   Per Share            $         (0.01)       $        (0.00)     $           (0.01)    $         (0.01)      $         (0.13)
                   =====================  ====================  ====================  =================== ====================

  Weighted average
   number of
   common shares
   outstanding                  240,000               120,000                198,681             120,000               141,697
                   ====================  ====================   ====================  =================== ====================







The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Cumulative During
                                                        For the Nine Months       For the Nine Months       Development Stage
                                                               Ended                    Ended           January 13, 1997( Date of
                                                         September 30, 1999      September 30, 1998 Inception) to September 30, 1999
                                                      -----------------------   -------------------- ------------------------------

Cash flows from operating activities:
      Net loss                                      $                 (2,702)$               (1,256)     $              (19,031)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            (Decrease) in accrued expenses                              (963)                   473                       8,887
                                                      -----------------------   --------------------        --------------------
                   Net cash (used) provided
                    by operating activities                           (3,665)                  (783)                    (10,144)
                                                      -----------------------   --------------------        --------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                             600                      -                       1,200
      Proceeds from loans payable - stockholders                      15,000                      -                      30,000
      Offering costs                                                       -                    263                      (4,206)
                                                      -----------------------   --------------------        --------------------
                   Net cash provided
                    by financing activities                           15,600                    263                      26,994
                                                      -----------------------   --------------------        --------------------

                   Net increase (decrease)
                    in cash                                           11,935                   (520)                     16,850

Cash beginning                                                         4,915                  5,435                           -
                                                      -----------------------   --------------------        --------------------

Cash ending                                         $                 16,850 $                4,915      $               16,850
                                                      =======================   ====================        ====================













The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

Note 1 -                   Background
                           ----------

Alpha Resources, Inc. (the "Company") was incorporated January 13, 1997 in the State of Delaware, and has been in the development stage since its formation. The Company intends to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination or acquisition with a business entity. The Company has not identified any specific business or company to fulfill it intentions.

The Company has registered its securities with the Securities and Exchange Commission and plans on offering certain securities in a "blank check" offering subject to Rule 419 of the Securities Act of 1933. On August 12, 1999, the Company's Registration Statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission.

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal year ended December 31, 1998 of Alpha Resources, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

Note 2 -                   Summary of Significant Accounting Policies
                           ------------------------------------------

                              Accounting Estimates
                              --------------------
The preparation of financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three and nine month periods ended September 30, 1998 and 1999, and the period January 13, 1997 (Date of Inception) to September 30, 1999, (b) the financial position at September 30, 1999, (c) cash flows for the nine month period ended September 30, 1998 and 1999, and the period January 13, 1997 (Date of Inception) to September 30, 1999.

                              Organizational Costs
                              --------------------
Costs incurred in the organization of the Company were expensed as incurred under the provision of SOP 98-5, "reporting on the costs of start up activities."

                                  Income Taxes
                                  ------------
Deferred income taxes are provided for when transactions are reflected in income for financial reporting purposes in a year other than the year of their inclusion in taxable income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

                                   (Continued)

                          Concentration of Credit Risk
                          ----------------------------
The Company maintains cash balances at a bank. The account is insured by the Federal Deposit Insurance Corporation up to $100,000.

                               Earnings Per Share
                               ------------------
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period.

Note 3 -                   Related Party Transactions
                           --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $3,801 of interest on these notes at September 30, 1999.

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.

GENERAL

Alpha Resources, Inc. (the "Company") was organized as a Delaware corporation on January 13, 1997. Since inception, the Company's activities have been limited to the sale of initial shares in connection with its organization and the preparation of an Offering. A total of 240,000 shares of Common Stock have been issued, of which 120,000 shares have been issued to officers and directors of the Company, for an aggregate of $1,200 in cash. Additional funds have been loaned to the Company by its officers, directors and principal shareholders, to cover Company expenses. There are no other material changes between the three month period ended March 31, 1999 and the Nine month period ended September 30, 1999.

The Company was organized for the purpose of seeking, investigating, and ultimately acquiring an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire.

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek businesses from all known sources, but will rely principally on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions on reorganizations, such firms may be retained if management deems it in the best interest of the Company.

In connection with its initial capitalization, the Company issued 240,000 shares of its Common Stock to its officers, directors, and other shareholders for an aggregate sum of $1,200. On August 12, 1999, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities will offer a minimum of 10,000 Units and a maximum of 20,000 Units at a price of $6.00 per Unit. Each Unit consists of 60 shares of common stock, par value $0.001 per share. The total maximum offering proceeds is $120,000. As of the date of this filing, the company has not completed this offering.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash of $16,850, total liabilities of $38,887, and total shareholders' deficit of $17,831.

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Rule 419 requires that the net Offering proceeds, after deduction for underwriting compensation and Offering expenses, and all securities to be issued be deposited into an escrow or trust account governed by an agreement which contains certain terms and provisions specified by the rule. Under Rule 419, the Deposited Funds (less 10% otherwise releasable under the rule) and the Deposited Securities will be released to the Company and to investors, respectively, only after the Company has met the following three conditions. First, the Company must execute an agreement for an acquisition(s) meeting certain prescribed criteria. Second, the Company must successfully complete a reconfirmation offering which includes certain prescribed terms and conditions. Third, the acquisition(s) meeting the prescribed criteria must be consummated. Accordingly, the Company has entered into an escrow agreement with Continental Stock Transfer Trust Company, New York, New York.

The Company believes it operating funds will be sufficient for its cash requirements for at least the next twelve months. The expenses required to select and evaluate a business candidate (including conducting a due diligence review) and to structure and consummate a business combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------
The Company is not a party to any material pending legal proceedings and no such action by or, to the best of its knowledge, against the Company has been threatened.

Item 5.           Other Information
                  -----------------
None.

Item 6.           Exhibits and reports on Form 8K
                  -------------------------------
None.

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Alpha Resources, Inc.

Dated    11/19/99
                                                  /s/ Gerald Couture
                                                  -----------------------
                                                  Gerald Couture
                                                  Chief Executive Officer