Form 10KSB
period 1999-12-31
ALPHA RESOURCES INC /DE/
filed 2000-06-23
CIK 1031381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21279

                              ALPHA RESOURCES, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                            6770                        59-3422883
--------                            ----                        ----------

        901 Chestnut Street, Suite A, Clearwater, FL 33756, (727)447-3620
        -----------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of small business issuer's principal executive offices)


Securities registered pursuant to Section 12(b) of the Act: NONE

Check Whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [ X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year)........$-0-.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999 was $-0-. There is presently no bid price for the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

                              ALPHA RESOURCES, INC.
                               FORM 10-KSB - Index
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

PART I                                                                     Page
                                                                           ----

Item 1.   Business                                                          1.

Item 2.     Properties                                                      8.

Item 3.     Legal Proceedings                                               8.

Item 4.     Submission of Matters to a Vote of Security Holders             9.

PART II

Item 5.     Market of the Registrant's Securities and Related Stockholder
            Matters                                                         9.

Item 6.     Selected Financial Data                                         11.

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11.

Item 8.     Consolidated Financial Statements and Supplementary Data        15.

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures                                       16.
PART III

Item 10.     Directors and Executive Officers of the Registrant             16.

Item 11.     Executive Compensation                                         16.

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                                 16.

Item 13.     Certain Relationships and Related Transactions                 16.

PART IV

Item 14.     Exhibits, Consolidated Financial Statements, Schedules
             and Reports on Form 8-K                                        17.

Signatures

This Form 10-KSB  contains  forward  looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on collectible toy products and our internet initiative are unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market our products and internet services and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.



ITEM 1.  BUSINESS.

GENERAL

OVERVIEW

Alpha Resources, Inc. was incorporated in the State of Delaware on January 13, 1997. We do not have active business operations and intended to be a "Blank Check" company.

The Company has previously registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management will actively engaged in seeking a qualified company as a candidate for a business combination. The Company may then enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly- owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of an officer or director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

 Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

 A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and stockholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders at such time.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

COMPUTER  SYSTEMS  REDESIGNED  FOR YEAR 2000.

Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. It is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

The Company does not have operations and does not maintain computer systems. Before the Company enters into any business combination, it may inquire as to the status of any target business's Year 2000 Problem if any, the steps such target business has taken or intends to take to correct any such problem, and the probable impact on such target business of any computer disruption. However, there can be no assurance that the Company will not merge with a target business that has an uncorrected Year 2000 Problem or that any planned Year 2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a target business may be impossible to ascertain and any impact on the Company will likely be impossible


ITEM 2.  DESCRIPTION OF PROPERTY

The Company utilizes office space at 901 Chestnut Street, Suite A, Clearwater, Florida 33756, provided by a private company owned by Gerald L. Couture, an officer, director, and principal shareholder of the Company. The Company does not pay rent for this office space. The Company will reimburse clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred by Gerald L. Couture on Company matters, which is estimated will not exceed, on average, $1,000 per month. There has been no charges assessed to date on this arrangement.

ITEM 3.  LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for the securities of the Company.
The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules, and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein

There are currently six stockholders of the outstanding common stock of the Company. The Company has not issued any preferred stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         This Statement contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described under the caption "Business." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. consequently, all of the forward-looking statements made in this Registration Statement are qualified by these cautionary statements and there can be no assurance of the actual results or developments.


PLAN OF OPERATION

The Company was organized for the purpose of seeking, investigating, and ultimately acquiring an interest in business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk of investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek businesses from all known sources, but will rely principally on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.

The board of directors has adopted a policy, which may be rescinded or amended only by majority vote of the Company's stockholders who do not hold any common stock presently outstanding (whether now held or hereafter acquired) and will expire by its terms on the date an acquisition of a business venture is consummated, prohibiting the payment, either directly or indirectly, of any finder's fee or similar compensation to any person who has served as an officer or director of the Company prior to the acquisition, or who is a promoter. While the board of directors may seek a change in this policy prior to an acquisition, no change may be made except by the vote specified.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproven and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest. The board of directors has adopted a policy, which may be rescinded or amended only by majority vote of the Company's stockholders who do not hold any common stock presently outstanding (whether now held or hereafter acquired) and will expire by its terms on the date and acquisition of a business venture is consummated, prohibiting the acquisition of any business in which a promoter or any person who has served as an officer or director of the Company, or any of their affiliates or associates, held, directly or indirectly, any ownership interest or maintain any control other than through ownership interests prior to the acquisition. While the board of directors may seek a change in this policy prior to an acquisition, no change may be made except by the vote specified.

The analysis of new businesses will be undertaken by or under the supervision of officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

It is possible that the Company may propose to acquire a business in the development stage. A business is in the development stage if it is devoting substantially all of its efforts to establishing a new business, and either planned principal operations have not commenced or planned principal operations have commenced but there has been not significant revenue there from. Under Rule 419 the Company must acquire a business or assets for which the fair value of the business represents at least 80% of the Offering proceeds,including funds received or to be received from the exercise of warrants, less certain underwriting expenses. Accordingly, the Company's ability to acquire a business in the development stage may be limited to the extent it cannot locate such businesses with fair value high enough to satisfy the requirements of Rule 419.

The Company will be subject to requirements of Rule 419 and certain reporting requirements under the Exchange Act and will, therefore, be required to furnish certain information about significant acquisitions, including audited financial statements for the company(s) acquired, covering one, two, or three years, depending on the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements which meet the requirements of Rule 419 and the Exchange Act will not be appropriate for acquisition. The Company anticipates that it will voluntarily prepare and file periodic reports under the Exchange Act, notwithstanding the fact that such obligation may be suspended under sections 15(d) of the Exchange Act.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business on completion of its offering cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances. It is anticipated that the analysis of specific proposals and the selection of a business could take several months. Even after the Company has located a prospective acquisition target, it will still have to comply with the reconfirmation mandate of Rule 419, which may take months.

Acquisition of Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganization between corporate entities where on corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that the investors in an offering will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

It is possible that the Company will not have sufficient funds from the proceeds of an offering to fully undertake such development, marketing, and manufacturing of products which may be acquired. Accordingly, following the acquisition of any such product rights, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing, and manufacturing of any products acquired.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally, such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms. It should be expected that one of the conditions will be compliance with Rule 419, and reconfirmation by investors representing at least 80% of the gross proceeds of the offering.

It is  anticipated  that  the  investigation  of  specific  businesses  and  the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred which could materially adversely affect subsequent attempts to locate and participate in additional businesses.

Operation of Business After an Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks to investors. The specific risks of a given business cannot be predicted at the present time.

Leverage

The Company may be able to participate in a business involving the use of leverage. Leveraging a transaction involves the acquisition of a business through incurring indebtedness for a portion of the purchase price of that business, which is secured by the assets of the business acquired.

One method by which leverage may be used is that the Company would locate an operating business available for sale and arrange for the financing necessary to purchase such business. Acquisition of a business in this fashion would enable the Company to participate in a larger venture that its limited funds would permit, or use less of its funds to acquire a business and thereby commit its remaining funds to the operations of the business acquired.

Leveraging a transaction would involve significant risks due to the fact that the borrowing involved in a leveraged transaction will ordinarily be secured by the combined assets of the Company and the business to be acquired. If the combined enterprises are not able to generate sufficient revenues to make payments on the debt incurred to acquire the business, the lender would be able to exercise the remedies provided by law or by contract and foreclose on substantially all of the assets of the Company. Consequently, the Company's participation in a leveraged transaction may significantly increase the risk of loss to the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing.

The likelihood of the Company obtaining a conventional bank loan for a leveraged transaction would depend largely on the business being acquired and its perceived ability to generate sufficient revenues to repay the debt. Generally, businesses suitable for leveraging are limited to those with income-producing assets that are either in operation or can be placed in operation relatively quickly. The Company cannot predict whether it will be able to locate any such business. As a general matter it may be expected that the Company will have few, if any, opportunities to examine businesses where leveraging would be appropriate.

Even if the Company is able to locate a business where leveraging techniques may be used, there is no assurance that financing for the acquisition will be available or, if available, on terms acceptable to the Company. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions of the future borrowing, dividend, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.


ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 appears at page F-1, which appears after this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock. and each person known by the Company to beneficially own more than five percent of the The following table sets forth the aggregate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of Common Stock, (ii) each officer and director and all officers and directors as a group, and (iii) all directors and executive officers of the Company as a group. See "Management."


---------------------------------------- ----------------------------- ----------------------------------------
                                         Number of Shares Owned(1)      Percent of Common Stock Outstanding
---------------------------------------- ----------------------------- ----------------------------------------
Name and Address(2)
---------------------------------------- ----------------------------- ----------------------------------------
Gerald Couture 901 Chestnut Street,        40,000                        16.66%
Suite A Clearwater, FL 33756
---------------------------------------- ----------------------------- ----------------------------------------
Michael T. Cronin 911 Chestnut Street      40,000                        16.66%
Clearwater, FL 33756
---------------------------------------- ----------------------------- ----------------------------------------
Lawrence Steinberg 2 Lincoln Centre        40,000                        16.66%
5420 LBJ Freeway, Suite 540, LB 56
Dallas, TX 75240
---------------------------------------- ----------------------------- ----------------------------------------
Renee Morris 14 Verdmont Valley View       40,000                        16.66%
Smith's FL02, Bermuda
---------------------------------------- ----------------------------- ----------------------------------------
Khiatana Gibbons 15 Limehouse Lane         40,000                        16.66%
Hamilton Parish CR03, Bermuda
---------------------------------------- ----------------------------- ----------------------------------------
Peter Leighton 6 Cedarhurst Place          40,000                        16.66%
Southampton SB 04, Bermuda
---------------------------------------- ----------------------------- ----------------------------------------
All Officers and Directors As a Group     120,000                        50%
(3 persons)
---------------------------------------- ----------------------------- ----------------------------------------


(1) All shares are held beneficially and of record, and each record shareholder has sole voting, investment and dispositive power.

(2) The persons listed are all of the officers, directors and promoters of the Company.

Officers and Directors

         The following table sets forth the names, age, and position of each director and executive officer of the Company.



--------------------------------------- -------------------------------------- --------------------------------------
Name                                    Age                                    Position and Office Held
--------------------------------------- -------------------------------------- --------------------------------------
Gerald Couture                          54                                     Chief   Executive   Officer,
--------------------------------------- -------------------------------------- --------------------------------------
Michael T. Cronin                       44                                     Secretary, Director
--------------------------------------- -------------------------------------- --------------------------------------
Lawrence Steinberg                      64                                     Vice President, Director
--------------------------------------- -------------------------------------- --------------------------------------

The above individuals are the persons responsible for founding and organizing the business of the Company, and each became an officer and director of the Company in connection with its organization in January 1997. The term of office of each officer and director is one year and until his successor is elected and qualified.


Officers and directors will not be compensated for the time they devote to the Company's affairs. Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate.

Biographical Information

         Set forth below is biographical information for each of the Company's officers and directors. No person other than the Company's officers and directors will perform any management functions for the Company. Consequently, investors will be relying on the general business acumen and experience of the Company's management and should critically assess the information set forth below.

         Gerald Couture is a principal in Couture & Company, Inc., a corporate financial consulting firm he founded in 1980. Mr. Couture has been director and/or officer of several corporations over the past ten years. These include Medical Technology Systems, Inc. from August, 1987 to October 15, 1996; which completed a Chapter 11 Bankruptcy reorganization proceeding in 1996; Cinema North Corporation and affiliates from June, 1983 to date; Smith & Wesson Knives, Inc., from March, 1988 to December, 1992; Prime Container Corp., June, 1985 to December, 1992; Vermont Manufacturing Corporation from March, 1975 to December, 1992.

         Michael T. Cronin, has been a practicing attorney with the law firm of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A., in Clearwater, Florida since 1983. Mr. Cronin concentrates his practice in securities and corporate law.

         Lawrence Steinberg, has been a practicing attorney for over 35 years. From April 1994 to January 1998, he was "Of Counsel" with Jenkens & Gilchrist, P.C., Dallas, Texas. Thereafter, he has remained affiliated with Jenkens & Gilchrist, P.C. on an informal basis. Prior to his association with Jenkens & Gilchrist, P.C., for over 20 years, he was either a shareholder or partner with Johnson & Steinberg, P.C. and its predecessor partnership. Also, Mr. Steinberg has been an active investor in real estate and venture capital investments. He currently is Chairman and Chief Operating Officer of Eagle Equity, Inc. which manages real estate and other investments for various entities, most of which are majority owned by Mr. Steinberg. From July 1992 to January 1997, he was Chief Executive Officer and Principal Shareholder of a corporation, which has owned and operated a television station in Charleston, South Carolina.

ITEM 10: EXECUTIVE COMPENSATION

No compensation has been paid to any officer of the Company since its inception.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 See Item 9 above.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $4,401 of interest on these notes at March 31, 2000

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:
(1)(2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. he Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

(a)(3) EXHIBITS.

All of the items below are incorporated by reference to the Registrant's General Form 10SB and amendments for Registration of Securities as previously filed.

EXHIBITS AND SEC REFERENCE NUMBERS

Reports on Form 8-K

Item 27. Exhibits and Financial Statement Schedule.

       10.1       Intentionally Left Blank.
       10.2       Intentionally Left Blank.
       10.3       Intentionally Left Blank.
       10.4       Form of Proceeds Escrow Agreement (*)
       10.5       Certificate of Incorporation (*)
       10.6       By-Laws (*)
       10.7       Opinion re:  Legality and Consent of Counsel (*)
       10.8       Consent of Pender, Newkirk & Co, CPA (*)

-------------------

(*)    Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   June 23, 2000                                By: /s/ Gerald Couture
                                                     ---------------------------
                                                     Gerald Couture
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





Signature                     Capacity                             Date
---------                     --------                             ----

/s/Gerald Couture      Chairman of the Board,                  June 23, 2000
------------------     President, Chief Executive Officer,
Gerald Couture         Financial Officer, Chief
                       Accounting Officer,
                       Treasurer


/s/ Michael T. Cronin  Director, Secretary                     June 23, 2000
---------------------
    Michael T. Cronin

/s/ Lawrence Steinberg Director                               June  23, 2000
----------------------
    Lawrence Steinberg

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                      Index


                                                                           Page
                                                                           ----

         Independent Auditor's Report...................................... F-1

         Balance Sheet -
                    December 31, 1999...................................... F-2

         Operating Statements -
                  For the years ended December 31, 1999
                   and December 31, 1998 and the period January 13, 1997
                   (Date of Inception) to December 31, 1999................ F-3

         Statements of Changes in Stockholders' Deficit -
                  For the Period January 13, 1997 (Date of Inception)
                  to December 31, 1999..................................... F-4

         Statements of Cash Flows -
                  For the years ended December 31, 1999
                   and December 31, 1998 and the period January 13, 1997
                   (Date of Inception) to December 31, 1999................ F-5

         Notes to Financial Statements..................................... F-6

                          Independent Auditors' Report



Board of Directors
Alpha Resources, Inc.
  (A Development Stage Company)
Clearwater, Florida


We have audited the accompanying balance sheet of Alpha Resources, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998 and the period January 13, 1997 (date of inception) to December 31, 1999. These financial statements are the responsibility of the management of Alpha Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Resources, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period January 13, 1997 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Pender Newkirk & Company, CPAs
---------------------------------
Certified Public Accountants
Tampa, Florida
January 28, 2000

                           ALPHA RESOURCES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                               Balance Sheet

                                                              December 31,
                                                                 1999
                                                           -----------------
Assets
Current assets
      Cash                                              $            15,075
                                                           -----------------

            Total current assets                                     15,075
                                                           -----------------

Other assets
      Offering costs                                                  4,206
                                                           -----------------

            Total assets                                $            19,281
                                                           =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses                                  $             9,191
      Loans payable - stockholders                                   30,000
                                                           -----------------

            Total current liabilities                                39,191
                                                           -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
              Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
              Issued and outstanding - 240,000                          240
      Additional paid-in capital                                        960
      Deficit accumulated during the development stage              (21,110)
                                                           -----------------

            Total stockholders' (deficit)                           (19,910)
                                                           -----------------

            Total liabilities and stockholders' equity  $            19,281
                                                           =================





Read Independent Auditors Report
The Accompanying Notes Are An Integral Part Of The Financial Statements



                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements



                                                                   For the Years                 Cumulative During
                                                                 Ended December 31,              Development Stage
                                                           -------------------------------    January 13, 1997( Date of
                                                               1999             1998         Inception) to December 31, 1999
                                                           --------------   --------------  --------------------------------


Development stage expenses
      General & Administrative Expense                  $          2,780   $        3,600   $                   16,709
      Interest Expense                                             2,001            1,200                        4,401
                                                           --------------   --------------      -----------------------

                     Net Loss Before Income Taxes                 (4,781)          (4,800)                     (21,110)

      Income Taxes                                                     -                -                            -
                                                           --------------   --------------      -----------------------

                     Net Loss                           $         (4,781)  $       (4,800)  $                  (21,110)
                                                           ==============   ==============      =======================

                     Basic Loss Per Share               $          (0.02)  $        (0.04)  $                    (0.14)
                                                           ==============   ==============      =======================

                     Weighted average number of
                          common shares outstanding              209,096          120,000                      150,055
                                                           ==============   ==============      =======================




Read Independent Auditors Report
The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit

    For the Period January 13, 1997 (Date of Inception) to December 31, 1999



                                                   Common Stock                                 Deficit
                                          ------------------------------                     Accumulated
                                              Shares           $ 0.001       Additional       During the            Total
                                            Issued and           Par           Paid-in       Development        Stockholders'
                                            Outstandng          Value          Capital           Stage         Equity (Deficit)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for period                                    -              -                -           (11,529)            (11,529)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1997                       120,000   $        120   $          480  $        (11,529)  $         (10,929)
                                          ---------------    -----------    -------------   ---------------    ----------------

Net loss for period                                    -              -                -            (4,800)             (4,800)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1998                       120,000   $        120   $          480  $        (16,329)  $         (15,729)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for period                                    -              -                -            (4,781)             (4,781)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1999                       240,000   $        240   $          960  $        (21,110)  $         (19,910)
                                          ===============    ===========    =============   ===============    ================



Read Independent Auditors' Report
The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows


                                                                            For the Years                   Cumulative During
                                                                          Ended December 31,                Development Stage
                                                                   ---------------------------------    January 13, 1997( Date of
                                                                        1999              1998       Inception) to December 31, 1999
                                                                   ---------------   --------------- -------------------------------

Cash flows from operating activities:
     Net loss                                                   $          (4,781) $         (4,800)      $          (21,110)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
           Increase (Decrease) in accrued expenses                           (659)            4,279                    9,191
                                                                   ---------------   ---------------       ------------------
                  Net cash used by operating activities                    (5,440)             (521)                 (11,919)
                                                                   ---------------   ---------------       ------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                   600                 -                    1,200
     Proceeds from loans payable - stockholders                            15,000                 -                   30,000
     Offering costs                                                             -                 -                   (4,206)
                                                                   ---------------   ---------------       ------------------
                  Net cash provided by financing activities                15,600                 -                   26,994
                                                                   ---------------   ---------------       ------------------

                  Net increase (decrease) in cash                          10,160              (521)                  15,075

Cash beginning                                                              4,915             5,436                        -
                                                                   ---------------   ---------------       ------------------

Cash ending                                                     $          15,075  $          4,915       $           15,075
                                                                   ===============   ===============       ==================




Read Independent Auditors Report
The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                      For the Year Ended December 31, 1999


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

                                 Loss Per Share
                                 --------------
Loss per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period.

Note 3 -                   Related Party Transactions
                           --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $3,801 of interest on these notes at December 31, 1999.


Read Independent Auditors Report.