Form 10QSB
period 2000-03-31
ALPHA RESOURCES INC /DE/
filed 2000-06-23
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

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

               901 CHESTNUT STREET, SUITE A, CLEARWATER, FL 33756
               --------------------------------------------------
                    (Address of Principal Executive Offices)

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

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2000 was 240,000.

         Transitional Small Business Disclosure Format:

Yes        No X
     ---     ---

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

Balance Sheet -
          March 31, 2000...................................................   1

Statements of Operations -
         Three Months ended March 31, 2000 and 1999
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2000.................................................   2

Statements of Changes in Stockholders' Deficit -
         For the  period  January  13,  1997  (Date of  Inception)
         to March 31, 2000.................................................   3

Statements of Cash Flows -
         Three Months ended March 31, 2000 and 1999
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2000.................................................   4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................7 - 9

Part II - Other Information

Item 1. Legal Proceedings.................................................    9


Signatures................................................................   10

                           ALPHA RESOURCES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                               Balance Sheet
                                (unaudited)

                                                                March 31,
                                                                  2000
                                                           -----------------
Assets
Current assets
      Cash                                              $            14,376
                                                           -----------------

            Total current assets                                     14,376
                                                           -----------------

Other assets
      Offering costs                                                  4,206
                                                           -----------------

            Total assets                                $            18,582
                                                           =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses                                  $            11,277
      Loans payable - stockholders                                   30,000
                                                           -----------------

            Total current liabilities                                41,277
                                                           -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
              Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
              Issued and outstanding - 240,000                          240
      Additional paid-in capital                                        960
      Deficit accumulated during the development stage              (23,895)
                                                           -----------------

            Total stockholders' (deficit)                           (22,695)
                                                           -----------------

            Total liabilities and stockholders' equity  $            18,582
                                                           =================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements
                                   (unaudited)


                                                                For the Three Months                Cumulative During
                                                                  Ended March 31,                   Development Stage
                                                           -------------------------------     January 13, 1997( Date of
                                                               2000             1999          Inception) to March 31, 2000
                                                           --------------   --------------  -------------------------------


Development stage expenses
      General & Administrative Expense                  $          2,185  $            21   $                   18,894
      Interest Expense                                               600              300                        5,001
                                                           --------------   --------------      -----------------------

                     Net Loss Before Income Taxes                 (2,785)            (321)                     (23,895)

      Income Taxes                                                     -                -                            -
                                                           --------------   --------------      -----------------------

                     Net Loss                           $         (2,785) $          (321)  $                  (23,895)
                                                           ==============   ==============      =======================

                     Basic Loss Per Share               $          (0.01) $         (0.00)  $                    (0.15)
                                                           ==============   ==============      =======================

                     Weighted average number of
                          common shares outstanding              240,000          120,000                      157,033
                                                           ==============   ==============      =======================





The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                    ALPHA RESOURCES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Changes in Stockholders' Deficit
                                                         (unaudited)

                            For the Period January 13, 1997 (Date of Inception) to March 31, 2000


                                                   Common Stock                                 Deficit
                                          ------------------------------                     Accumulated
                                              Shares           $ 0.001       Additional       During the            Total
                                            Issued and           Par           Paid-in       Development        Stockholders'
                                            Outstandng          Value          Capital           Stage          Equity (Deficit)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for period                                    -              -                -           (11,529)            (11,529)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1997                       120,000   $        120   $          480  $        (11,529)  $         (10,929)
                                          ---------------    -----------    -------------   ---------------    ----------------

Net loss for period                                    -              -                -            (4,800)             (4,800)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1998                       120,000   $        120   $          480  $        (16,329)  $         (15,729)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for period                                    -              -                -            (4,781)             (4,781)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1999                       240,000   $        240   $          960  $        (21,110)  $         (19,910)
                                          ---------------    -----------    -------------   ---------------    ----------------

Net loss for period                                    -              -                -            (2,785)             (2,785)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, March 31, 2000                          240,000   $        240   $          960  $        (23,895)  $         (22,695)
                                          ===============    ===========    =============   ===============    ================



The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                          ALPHA RESOURCES, INC.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                        Statements of Cash Flows
                                                               (unaudited)

                                                                         For the Three Months                Cumulative During
                                                                            Ended March 31,                  Development Stage
                                                                   ----------------------------------    January 13, 1997( Date of
                                                                        2000               1999        Inception) to March 31, 2000
                                                                   ----------------   ---------------  ----------------------------

Cash flows from operating activities:
     Net loss                                                    $          (2,785) $           (321)    $             (23,895)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
           Increase (Decrease) in accrued expenses                           2,086            (1,924)                   11,277
                                                                   ----------------   ---------------        ------------------
                  Net cash used by operating activities                       (699)           (2,245)                  (12,618)
                                                                   ----------------   ---------------        ------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      -               600                     1,200
     Proceeds from loans payable - stockholders                                  -            15,000                    30,000
     Offering costs                                                              -                 -                    (4,206)
                                                                   ----------------   ---------------        ------------------
                  Net cash provided by financing activities                      -            15,600                    26,994
                                                                   ----------------   ---------------        ------------------

                  Net increase (decrease) in cash                             (699)           13,355                    14,376

Cash beginning                                                              15,075             4,915                         -
                                                                   ----------------   ---------------        ------------------

Cash ending                                                      $          14,376  $         18,270     $              14,376
                                                                   ================   ===============        ==================





The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

Note 1 -                   Background
                           ----------

Alpha Resources, Inc. (the "Company") was incorporated January 13, 1997 in the State of Delaware, and has been in the development stage since its formation. The Company intends to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination or acquisition with a business entity. The Company has not identified any specific business or company to fulfill its intentions.

The Company has registered its securities with the Securities and Exchange Commission and plans on offering certain securities in a "blank check" offering subject to Rule 419 of the Securities Act of 1933. On August 12, 1999, the Company's Registration Statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission.

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal year ended December 31, 1999 of Alpha Resources, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 2000 and 1999, and the period January 13, 1997 (Date of Inception) to March 31, 2000, (b) the financial position at March 31, 2000, (c) cash flows for the three month period ended March 31, 2000 and 1999, and the period January 13, 1997 (Date of Inception) to March 31, 2000 have been made.

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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

                                   (Continued)

                          Concentration of Credit Risk
                          ----------------------------
The Company maintains cash balances at a bank. The account is insured by the Federal Deposit Insurance Corporation up to $100,000.

                                 Loss Per Share
                                 --------------
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding for the period.



Note 3 -                   Related Party Transactions
                           --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $4,401 of interest on these notes at March 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.

General

BACKGROUND.

Alpha Resources, Inc. (the "Company") was organized as a Delaware corporation on January 13, 1997. Since inception, the Company's activities have been limited to the sale of initial shares in connection with its organization. A total of 240,000 shares of Common Stock have been issued, of which 120,000 shares have been issued to officers and directors of the Company, for an aggregate of $1,200 in cash. Additional funds have been loaned to the Company by its officers, directors and principal shareholders, to cover Company expenses. The Company proposes to evaluate one or more businesses and ultimately acquire an interest or otherwise participate in a business. To date, no specific businesses have been investigated by the Company, and it does not propose to engage in the evaluation of any such businesses unless and until a successful completion of a public securities offering. Consequently, the Company has presently allocated the net proceeds of a offering to the search for and participation in a business by a merger.

The Company's offices are located at 901 Chestnut Street, Suite A, Clearwater, FL 33756, where its telephone number is (727) 447-3620.


PLAN OF OPERATION

The Company's plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of the Company will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for its shareholders.

The Company does not intend to do any product research or development. The Company does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, the Company does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

     COMPETITION. The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's management. Moreover, the Company also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. The Company has no full-time employees, and its only employees currently are its officers. It is not expected that the Company will have additional full-time or other employees except as a result of completing a combination.


RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999

The Company has no revenues for either the first quarter of its calendar year ended March 31, 2000 and 1999 respectively. For the recent three month period ended March 31, 2000, general and administrative expenses amounted to $2,185 as compared to $21 in the similar prior year period. This increase was attributed to auditing fees incurred during the present period. There was not a similar expense incurred in the year ago period.

Interest expense was $600 for first quarter of its calendar year ended March 31, 2000 as compared to $300 in the similar year ago period. This increase is attributed to higher level of shareholder loans which thereby increased total interest expense.

During the first quarter ended March 31, 2000, the Company incurred a net loss of $2,785 as compared to a net loss of $321 for three month period ended March 31, 1999. This loss for the three month period ended March 31, 2000 is attributed to both higher general and administrative expense and higher interest expense charges as compared to the same year ago period.

For the quarter ended March 31, 2000, the basic loss per share was $0.01 as compared to -$0- in the same year ago period. The weighted average shares outstanding were 240,000 and 120,000, respectively for the three month periods ended March 31, 2000 and March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $14,376 in cash on hand at the end of the March 31, 2000 quarter and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $23,895.

The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 30, 2000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

The Company's current management and its counsel have informally agreed to continue rendering services to the Company and to not demand payment of sums owed unless and until the Company completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to the Company without charge.

Once its present cash position is depleted, the Company will only be able to pay its debts and meet operating expenses by raising additional funds, acquiring a profitable enterprise or otherwise generating positive cash flow. As a practical matter, the Company is unlikely to generate positive cash flow by any means other than acquiring an enterprise with cash flow. The Company believes that management members or shareholders will advance future funds as needed for its operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide any such funds. The Company's shareholders and management members who advanced money to the Company to cover operating expenses will expect to be reimbursed, either by the Company or by an acquired company, prior to or at the time of completing a combination. The Company has no intention of borrowing money to reimburse or pay salaries to any of its officers or directors. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. There is no assurance whatever that the Company will be able to raise necessary funds once needed from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in fines and penalties to the Company under the Exchange Act;

     (2) curtailing or eliminating the Company's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

Management hopes to require potential candidate companies to deposit funds with The Company that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by management related to finding and investigating a acquisition and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

There are no legal proceedings in which the Company is involved.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Alpha Resources, Inc.


Dated    6/23/2000
                                                 /s/ Gerald Couture
                                                 ------------------
                                                 Gerald Couture
                                                 President