Form 10QSB
period 2000-06-30
ALPHA RESOURCES INC /DE/
filed 2000-07-31
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

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

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 30, 2000 were 240,000.

         Transitional Small Business Disclosure Format:

Yes        No X
     ---     ---

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

Balance Sheet -
          June 30, 2000....................................................   1

Statements of Operations -
         Three and Six Months ended June 30, 2000 and 1999 and the period January 13, 1997 (Date of Inception)
         to June 30, 2000..................................................   2

Statements of Changes in Stockholders' Deficit -
         For the  period  January  13,  1997  (Date of  Inception)
         to June 30, 2000..................................................   3

Statements of Cash Flows -
         Six Months ended June 30, 2000 and 1999 and the period
         January 13, 1997 (Date of Inception)
         to June 30, 2000..................................................   4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................7 - 9

Part II - Other Information

Item 1. Legal Proceedings.................................................   10


Signatures................................................................   11

                           ALPHA RESOURCES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                               Balance Sheet
                                (unaudited)

                                                               June 30,
                                                                 2000
                                                           -----------------
Assets
Current assets
      Cash                                                $          14,376
                                                           -----------------

            Total current assets                                     14,376
                                                           -----------------

Other assets
      Offering costs                                                  4,206
                                                           -----------------

            Total assets                                  $          18,582
                                                           =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses                                    $          13,877
      Loans payable - stockholders                                   30,000
                                                           -----------------

            Total current liabilities                                43,877
                                                           -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
              Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
              Issued and outstanding - 240,000                          240
      Additional paid-in capital                                        960
      Deficit accumulated during the development stage              (26,495)
                                                           -----------------

            Total stockholders' (deficit)                           (25,295)
                                                           -----------------

            Total liabilities and stockholders' (deficit) $          18,582
                                                           =================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements
                                   (unaudited)


                                                                                                                 Cumulative During
                                                      For the Three Months           For the Six Months          Development Stage
                                                         Ended June 30,                Ended June 30,       January 13, 1997(Date of
                                                    --------------------------   ---------------------------       Inception) to
                                                       2000           1999          2000           1999            June 30, 2000
                                                    ------------   -----------   ------------   ------------  ----------------------


Development stage expenses
     General & Administrative Expense            $        2,000  $        420  $       4,185  $         441   $              20,894
     Interest Expense                                       600           501          1,200            801                   5,601
                                                    ------------   -----------   ------------   ------------     -------------------

                  Net Loss Before Income Taxes           (2,600)         (921)        (5,385)        (1,242)                (26,495)

     Income Taxes                                             -             -              -              -                       -
                                                    ------------   -----------   ------------   ------------     -------------------

                  Net Loss                       $       (2,600) $       (921) $      (5,385) $      (1,242)  $             (26,495)
                                                    ============   ===========   ============   ============     ===================

                  Basic Loss Per Share           $        (0.01) $      (0.00) $       (0.02) $       (0.01)  $               (0.16)
                                                    ============   ===========   ============   ============     ===================

                  Weighted average number of
                       common shares outstanding        240,000       234,725        240,000        177,680                 163,006
                                                    ============   ===========   ============   ============     ===================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                                                    ALPHA RESOURCES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Changes in Stockholders' Deficit
                                                         (unaudited)

                             For the Period January 13, 1997 (Date of Inception) to June 30, 2000


                                                   Common Stock                                Deficit
                                          ------------------------------                     Accumulated
                                              Shares           $ 0.001       Additional       During the            Total
                                            Issued and           Par           Paid-in       Development        Stockholders'
                                            Outstandng          Value          Capital           Stage          Equity (Deficit)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for period                                    -              -                -           (11,529)            (11,529)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1997                       120,000   $        120   $          480  $        (11,529)  $         (10,929)
                                          ---------------    -----------    -------------   ---------------    ----------------

Net loss for year                                      -              -                -            (4,800)             (4,800)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1998                       120,000   $        120   $          480  $        (16,329)  $         (15,729)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for year                                      -              -                -            (4,781)             (4,781)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1999                       240,000   $        240   $          960  $        (21,110)  $         (19,910)
                                          ---------------    -----------    -------------   ---------------    ----------------

Net loss for period                                    -              -                -            (5,385)             (5,385)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, June 30, 2000                           240,000   $        240   $          960  $        (26,495)  $         (25,295)
                                          ===============    ===========    =============   ===============    ================





The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                                   (unaudited)

                                                                                                             Cumulative During
                                                                          For the Six Months                 Development Stage
                                                                            Ended June 30,                January 13, 1997( Date of
                                                                   ----------------------------------           Inception to
                                                                        2000               1999                June 30, 2000
                                                                   ----------------   ---------------    ---------------------------

Cash flows from operating activities:
     Net loss                                                    $          (5,385) $         (1,242)    $             (26,495)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
           Increase (Decrease) in accrued expenses                           4,686            (2,423)                   13,877
                                                                   ----------------   ---------------        ------------------
                  Net cash used by operating activities                       (699)           (3,665)                  (12,618)
                                                                   ----------------   ---------------        ------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      -               600                     1,200
     Proceeds from loans payable - stockholders                                  -            15,000                    30,000
     Offering costs                                                              -                 -                    (4,206)
                                                                   ----------------   ---------------        ------------------
                  Net cash provided by financing activities                      -            15,600                    26,994
                                                                   ----------------   ---------------        ------------------

                  Net increase (decrease) in cash                             (699)           11,935                    14,376

Cash beginning                                                              15,075             4,915                         -
                                                                   ----------------   ---------------        ------------------

Cash ending                                                      $          14,376  $         16,850     $              14,376
                                                                   ================   ===============        ==================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

Note 1 - Background

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three and six month periods ended June 30, 2000 and 1999, and the period January 13, 1997 (Date of Inception) to June 30, 2000, (b) the financial position at June 30, 2000, (c) cash flows for the six month periods ended June 30, 2000 and 1999, and the period January 13, 1997 (Date of Inception) to June 30, 2000 have been made.

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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

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



Note 3 - Related Party Transactions

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $5,001 of interest on these notes at June 30, 2000.

The above amounts are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999

The Company has no revenues for the three month periods ended June 30, 2000 and 1999 respectively. For the three month period ended June 30, 2000, general and administrative expenses amounted to $2,000 as compared to $420 in the similar prior year period. This increase was attributed to auditing fees incurred during the present period. There was not a similar expense incurred in the year ago period.

Interest expense was $600 for the three month period ended June 30, 2000 as compared to $501 in the similar year ago period. This increase is attributed to higher level of shareholder loans which thereby increased total interest expense.

During the three month period ended June 30, 2000, the Company incurred a net loss of $2,600 as compared to a net loss of $921 for the three month period ended June 30, 1999. This loss for the three month period ended June 30, 2000 is attributed to interest expense charges and auditing fees.

For the three month period ended June 30, 2000, the basic loss per share was $0.01 as compared to -$0- in the same year ago period. The weighted average shares outstanding were 240,000 and 234,725, respectively for the three month periods ended June 30, 2000 and 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

The Company has no revenues for the six month periods ended June 30, 2000 and 1999 respectively. For the six month period ended June 30, 2000, general and administrative expenses amounted to $4,185 as compared to $441 in the similar prior year period. This increase was attributed to auditing fees incurred during the present period. There was not a similar expense incurred in the year ago period.

Interest expense was $1,200 for the six month period ended June 30, 2000 as compared to $801 in the similar year ago period. This increase is attributed to higher level of shareholder loans which thereby increased total interest expense.

During the six month period ended June 30, 2000, the Company incurred a net loss of $5,385 as compared to a net loss of $1,242 for the six month period ended June 30, 1999. This loss for the six month period ended June 30, 2000 is attributed to both higher general and administrative expense and to interest expense charges.

For the six month period ended June 30, 2000 and 1999, the basic loss per share was $0.02 as compared to a basic loss per share of $0.01 in the same year ago period. The weighted average shares outstanding were 240,000 and 177,680, respectively for the six month periods ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $14,376 in cash on hand at June 30, 2000 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $26,495.

The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Management believes that it has sufficient capital to fund operations for the next twelve months. However, Management hopes to obtain deposit funds from potential candidate companies that it can use to defray professional fees, travel, lodging and other due diligence expenses incurred by management related to finding and investigating an acquisition and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

There are no legal proceedings in which the Company is involved.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Alpha Resources, Inc.


Dated    7/31/2000
                                         /s/ Gerald Couture
                                         ----------------------
                                         Gerald Couture
                                         President