Form 10QSB
period 2000-09-30
ALPHA RESOURCES INC /DE/
filed 2000-11-08
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                        Commission File Number 333-22693
                                               ---------

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

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 2000 were 240,000.

         Transitional Small Business Disclosure Format:

Yes        No X
     ---     ---

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1.  Financial Statements

Balance Sheet -
          September 30, 2000.........................................    1

Statements of Operations -
         Three and Nine Months ended September 30, 2000 and 1999
         and the period January 13, 1997 (Date of Inception)
         to September 30, 2000.......................................    2

Statements of Changes in Stockholders' Deficit -
         The period January 13, 1997 (Date of Inception)
         to September 30, 2000.......................................    3

Statements of Cash Flows -
         Nine Months ended September 30, 2000 and 1999
         and the period January 13, 1997 (Date of Inception)
         to September 30, 2000.......................................    4

         Notes to Financial Statements...............................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................7 - 9

Part II - Other Information

Item 1. Legal Proceedings............................................    9

         Signatures..................................................   10

                           ALPHA RESOURCES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                               Balance Sheet
                                (unaudited)

                                                             September 30,
                                                                 2000
                                                           -----------------
Assets
Current assets
      Cash                                                $          10,660
                                                           -----------------

            Total current assets                                     10,660
                                                           -----------------

Other assets
      Offering costs                                                  4,206
                                                           -----------------

            Total assets                                  $          14,866
                                                           =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses                                    $          11,875
      Loans payable - stockholders                                   30,000
                                                           -----------------

            Total current liabilities                                41,875
                                                           -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
              Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
              Issued and outstanding - 240,000                          240
      Additional paid-in capital                                        960
      Deficit accumulated during the development stage              (28,209)
                                                           -----------------

            Total stockholders' (deficit)                           (27,009)
                                                           -----------------

            Total liabilities and stockholders' (deficit) $          14,866
                                                           =================


The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements
                                   (unaudited)



                                           For the Three Months          For the Nine Months             Cumulative During
                                           Ended Septebmer 30,           Ended September 30,             Development Stage
                                         --------------------------   ---------------------------     January 13, 1997( Date of
                                            2000           1999          2000           1999      Inception) to September 30, 2000
                                         ------------   -----------   ------------   ------------  ----------------------------


Development stage expenses
     General & Administrative Expense    $     1,114   $       860    $      5,299   $      1,301          $     22,008
     Interest Expense                            600           600           1,800          1,401                 6,201
                                         ------------   -----------   ------------   ------------     --------------------

                Loss Before Income Taxes      (1,714)       (1,460)         (7,099)        (2,702)              (28,209)

     Income Taxes                                  -             -               -              -                     -
                                         ------------   -----------   ------------   ------------     --------------------

                  Net Loss               $    (1,714)  $    (1,460)   $     (7,099)  $     (2,702)         $    (28,209)
                                         ============   ===========   ============   ============     ====================

                  Basic Loss Per Share   $     (0.01)        (0.01)          (0.03)         (0.01)         $      (0.17)
                                         ============   ===========   ============   ============     ====================

                  Weighted average
                     number of common
                     shares outstanding      240,000       240,000         240,000        198,681               168,230
                                         ============   ===========   ============   ============     ====================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

    For the Period January 13, 1997 (Date of Inception) to September 30, 2000



                                                   Common Stock                                 Deficit
                                          ------------------------------                      Accumulated
                                              Shares          $ 0.001         Additional       During the            Total
                                            Issued and           Par           Paid-in       Development        Stockholders'
                                            Outstandng          Value          Capital           Stage          Equity (Deficit)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for period                                    -              -                -           (11,529)            (11,529)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1997                       120,000   $        120   $          480  $        (11,529)  $         (10,929)
                                          ---------------    -----------    -------------   ---------------    ----------------

Net loss for year                                      -              -                -            (4,800)             (4,800)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1998                       120,000   $        120   $          480  $        (16,329)  $         (15,729)
                                          ---------------    -----------    -------------   ---------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480  $              -   $             600

Net loss for year                                      -              -                -            (4,781)             (4,781)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, December 31, 1999                       240,000   $        240   $          960  $        (21,110)  $         (19,910)
                                          ---------------    -----------    -------------   ---------------    ----------------

Net loss for period                                    -              -                -            (7,099)             (7,099)
                                          ---------------    -----------    -------------   ---------------    ----------------

Balance, September 30, 2000                      240,000   $        240   $          960  $        (28,209)  $         (27,009)
                                          ===============    ===========    =============   ===============    ================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                                   (unaudited)

                                                                          For the Nine Months               Cumulative During
                                                                          Ended September 30,               Development Stage
                                                                   ---------------------------------    January 13, 1997( Date of
                                                                        2000               1999     Inception) to September 30, 2000
                                                                   ----------------   -------------- -------------------------------


Cash flows from operating activities:
     Net loss                                                    $          (7,099)$          (2,702)    $             (28,209)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
           Increase (Decrease) in accrued expenses                           2,684              (963)                   11,875
                                                                   ----------------   ---------------        ------------------
                  Net cash used by operating activities                     (4,415)           (3,665)                  (16,334)
                                                                   ----------------   ---------------        ------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      -               600                     1,200
     Proceeds from loans payable - stockholders                                  -            15,000                    30,000
     Offering costs                                                              -                 -                    (4,206)
                                                                   ----------------   ---------------        ------------------
                  Net cash provided by financing activities                      -            15,600                    26,994
                                                                   ----------------   ---------------        ------------------

                  Net increase (decrease) in cash                           (4,415)           11,935                    10,660

Cash beginning                                                              15,075             4,915                         -
                                                                   ----------------   ---------------        ------------------

Cash ending                                                      $          10,660 $          16,850     $              10,660
                                                                   ================   ===============        ==================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the period January 13, 1997 (Date of Inception) to September 30, 2000, (b) the financial position at September 30, 2000, (c) cash flows for the nine month periods ended September 30, 2000 and 1999, and the period January 13, 1997 (Date of Inception) to September 30, 2000 have been made.

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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

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


Note 3 -                   Related Party Transactions
                           --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $5,601 of interest on these notes at September 30, 2000.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999

The Company has no revenues for the three month periods ended September 30, 2000 and 1999 respectively. For the three month period ended September 30, 2000, general and administrative expenses amounted to $1,114 as compared to $860 in the similar prior year period. This increase was attributed to accounting fees incurred during the present period. There was not a similar expense incurred in the year ago period.

Interest expense was $600 for the three month period ended September 30, 2000 and 1999. Interest expense is attributed to shareholder loans during both periods.

During the three month period ended September 30, 2000, the Company incurred a net loss of $1,714 as compared to a net loss of $1,460 for the three month period ended September 30, 1999. This loss for the three month period ended September 30, 2000 is attributed to interest expense charges and accounting fees.

For the three month period ended September 30, 2000 and 1999, the basic loss per share was $0.01. The weighted average shares outstanding was 240,000 the three month periods ended September 30, 2000 and 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

The Company has no revenues for the nine month periods ended September 30, 2000 and 1999 respectively. For the nine month period ended September 30, 2000, general and administrative expenses amounted to $5,299 as compared to $1,301 in the similar prior year period. This increase was attributed to accounting fees incurred during the present period. There was not a similar expense incurred in the year ago period.

Interest expense was $1,800 for the nine month period ended September 30, 2000 as compared to $1,401 in the similar year ago period. This increase is attributed to higher level of shareholder loans which thereby increased total interest expense.

During the nine month period ended September 30, 2000, the Company incurred a net loss of $7,099 as compared to a net loss of $2,702 for the nine month period ended September 30, 1999. This loss for the nine month period ended September 30, 2000 is attributed to both higher general and administrative expenses and to interest expense charges.

For the nine month period ended September 30, 2000, the basic loss per share was $0.03 as compared to a basic loss per share of $0.01 in the same year ago period. The weighted average shares outstanding were 240,000 and 198,681, respectively for the nine month periods ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $10,660 in cash on hand at September 30, 2000 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $28,209.

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


                                                      Alpha Resources, Inc.


Dated    11/8/2000
                                                      /s/ Gerald Couture
                                                      -----------------------
                                                      Gerald Couture
                                                      President