Form 10KSB
period 2000-12-31
ALPHA RESOURCES INC /DE/
filed 2001-04-02
CIK 1031381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-22693

                              ALPHA RESOURCES, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                    6770                      59-3422883
           --------                    ----                      ----------
(State or other  jurisdiction    (Primary standard           (I.R.S. Employer
           of                        industrial             Identification No.)
    incorporation or            classification code
    organization)                     number)

        901 Chestnut Street, Suite A, Clearwater, FL 33756,(727) 447-3620
        -----------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of small business issuer's principal executive offices)


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

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $-0-. There is presently no bid price for the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

                              ALPHA RESOURCES, INC.
                               FORM 10-KSB - Index
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

PART I                                                                     Page
                                                                           ----
Item 1.  Business                                                            1.

Item 2.  Properties                                                          3.

Item 3.  Legal Proceedings                                                   4.

Item 4.  Submission of Matters to a Vote of Security Holders                 4.

PART II

Item 5.  Market of the Registrant's Securities and
         Related Stockholder Matters                                         5.

Item 6.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  5.

Item 7.  Financial Statements and Supplementary Data                        10.

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures                   10.
PART III

Item 9.  Directors and Executive Officers of the Registrant                 10.

Item 10. Executive Compensation                                             12.

Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                                     12.

Item 12. Certain Relationships and Related Transactions                     12.

PART IV

Item 13. Exhibits, Consolidated Financial Statements, Schedules
                  and Reports on Form 8-K                                   13.

Signatures                                                                  14.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.


ITEM 1.  BUSINESS.

GENERAL

OVERVIEW

Alpha Resources, Inc. was incorporated in the State of Delaware on January 13, 1997. We do not have active business operations and intended to be a "Blank Check" company.

The Company has previously registered its common stock on a Form SB-2 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company utilizes office space at 901 Chestnut Street, Suite A, Clearwater, Florida 33756, provided by a private company owned by Gerald L. Couture, an officer, director, and principal shareholder of the Company. The Company does not pay rent for this office space. The Company will reimburse clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred by Gerald L. Couture on Company matters, which is estimated will not exceed, on average, $1,000 per month. There have been no charges assessed to date on this arrangement.

ITEM 3.  LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


This Statement contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described under the caption "Business." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance of the actual results or developments.


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



- ----------------------------------------- ----------------------------- -----------------------------------------
                                          Number
                                          of Shares                     Percent of Common Stock
                                          Owned(1)                      Outstanding
- ----------------------------------------- ----------------------------- -----------------------------------------
Name and Address(2)
- ----------------------------------------- ----------------------------- -----------------------------------------
Gerald Couture
901 Chestnut Street, Suite A
Clearwater, FL 33756                      40,000                        16.66%
- ----------------------------------------- ----------------------------- -----------------------------------------
Michael T. Cronin
911 Chestnut Street
Clearwater, FL 33756                      40,000                        16.66%
- ----------------------------------------- ----------------------------- -----------------------------------------
Lawrence Steinberg
2 Lincoln Centre
5420 LBJ Freeway,
Suite 540, LB 56
Dallas, TX 75240                          40,000                        16.66%
- ----------------------------------------- ----------------------------- -----------------------------------------
Renee Morris
14 Verdmont Valley View
Smith's FL02, Bermuda                     40,000                        16.66%
- ----------------------------------------- ----------------------------- -----------------------------------------
Khiatana Gibbons
15 Limehouse Lane
Hamilton Parish CR03, Bermuda             40,000                        16.66%
- ----------------------------------------- ----------------------------- -----------------------------------------
Peter Leighton
6 Cedarhurst Place
Southampton SB 04, Bermuda                40,000                        16.66%
- ----------------------------------------- ----------------------------- -----------------------------------------
All Officers and Directors
As a Group (3 persons)                    120,000                       50%
- ----------------------------------------- ----------------------------- -----------------------------------------


(1) All shares are held beneficially and of record, and each record shareholder has sole voting, investment and dispositive power.

(2) The persons listed are all of the officers, directors and promoters of the Company.


Officers and Directors

         The following table sets forth the names, age, and position of each director and executive officer of the Company.



- ---------------------------------------- -------------------------------------- --------------------------------------
Name                                     Age                                    Position and Office Held
- ---------------------------------------- -------------------------------------- --------------------------------------
Gerald Couture                           55                                     Chief   Executive   Officer,
                                                                                Chief Financial Officer, Director
- ---------------------------------------- -------------------------------------- --------------------------------------
Michael T. Cronin                        45                                     Secretary, Director
- ---------------------------------------- -------------------------------------- --------------------------------------
Lawrence Steinberg                       65                                     Vice President, Director
- ---------------------------------------- -------------------------------------- --------------------------------------


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

     Lawrence Steinberg, has been a practicing attorney for over 35 years. From April 1994 to January 1998, he was "Of Counsel" with Jenkens & Gilchrist, P.C., Dallas, Texas. Thereafter, he has remained affiliated with Jenkens & Gilchrist, P.C. on an informal basis. Prior to his association with Jenkens & Gilchrist, P.C., for over 20 years, he was either a shareholder or partner with Johnson & Steinberg, P.C. and its predecessor partnership. Also, Mr. Steinberg has been an active investor in real estate and venture capital investments. He currently is Chairman and Chief Operating Officer of Eagle Equity, Inc. , which manages real estate, and other investments for various entities, most of which are majority owned by Mr. Steinberg. From July 1992 to January 1997, he was Chief Executive Officer and Principal Shareholder of a corporation, which has owned and operated a television station in Charleston, South Carolina.

ITEM 10: EXECUTIVE COMPENSATION

No compensation has been paid to any officer of the Company since its inception.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 See Item 9 above.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $6,201 of interest on these notes at December 31, 2000

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

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

(a)(3) EXHIBITS.

All of the items below are incorporated by reference to the Registrant's General Form SB-2 and amendments for Registration of Securities as previously filed.

EXHIBITS AND SEC REFERENCE NUMBERS

Reports on Form 8-K

Item 27. Exhibits and Financial Statement Schedule.
         -----------------------------------------

       10.1       Intentionally Left Blank.
       10.2       Intentionally Left Blank.
       10.3       Intentionally Left Blank.
       10.4       Form of Proceeds Escrow Agreement (*)
       10.5       Certificate of Incorporation (*)
       10.6       By-Laws (*)
       10.7       Opinion re:  Legality and Consent of Counsel (*)
       10.8       Consent of Pender, Newkirk & Co, CPA (*)

- -------------------

(*)    Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 30, 2001           By: /s/ Gerald Couture
                                 ------------------------
                                 Gerald Couture
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





Signature                   Capacity                             Date
- ---------                   --------                             ----

/s/Gerald Couture        Chairman of the Board,               March 30, 2001
- ------------------       President, Chief Executive Officer,
   Gerald Couture        Chief Financial Officer, Chief
                         Accounting Officer,
                         Treasurer


/s/ Michael T. Cronin    Director, Secretary                  March 30, 2001
- ---------------------
    Michael T. Cronin

/s/ Lawrence Steinberg   Director                             March 30, 2001
- -----------------------
    Lawrence Steinberg

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index


                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Financial Statements

Independent Auditors' Report............................................   F-2

Balance Sheets -
          December 31, 2000 and 1999....................................   F-3

Statements of Operations -
         Year ended December 31, 2000 and 1999
         and the period January 13, 1997 (Date of Inception)
         to December 31, 2000...........................................   F-4

Statements of Changes in Stockholders' Deficit -
         The period January 13, 1997 (Date of Inception)
         to December 31, 2000...........................................   F-5

Statements of Cash Flows -
         Year ended December 31, 2000 and 1999
         and the period January 13, 1997 (Date of Inception)
         to December 31, 2000...........................................   F-6

         Notes to Financial Statements..................................   F-7

                          Independent Auditors' Report



Board of Directors
Alpha Resources, Inc.
  (A Development Stage Company)
Clearwater, Florida


We have audited the accompanying balance sheets of Alpha Resources, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the period January 13, 1997 (date of inception) to December 31, 2000. These financial statements are the responsibility of the management of Alpha Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Resources, Inc. (a development stage company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and the period January 13, 1997 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 31, 2001

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet



                                                                  December 31,
                                                     ------------------------------------
                                                             2000               1999
                                                     -----------------   ----------------
Assets
Current assets
      Cash                                          $          10,470   $         15,075
                                                     -----------------   ----------------

            Total current assets                               10,470             15,075
                                                     -----------------   ----------------

Other assets
      Offering costs                                            4,206              4,206
                                                     -----------------   ----------------

            Total assets                            $          14,676   $         19,281
                                                     =================   ================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses                              $          11,975   $          9,191
      Loans payable - stockholders                             30,000             30,000
                                                     -----------------   ----------------


            Total current liabilities                          41,975             39,191
                                                     -----------------   ----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                   240                240
      Additional paid-in capital                                  960                960
      Deficit accumulated during
       the development stage                                  (28,499)           (21,110)
                                                    -----------------   ----------------

            Total stockholders' (deficit)                     (27,299)           (19,910)
                                                    -----------------   ----------------

            Total liabilities and
             stockholders' (deficit)               $           14,676 $           19,281
                                                    =================   ================


The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements



                                                                 For the year ended                   Cumulative During
                                                                    December 31,                       Development Stage
                                                            ------------------------------         January 13, 1997( Date of
                                                                2000             1999           Inception) to December 31, 2000
                                                            -------------    -------------   -----------------------------------


Development stage expenses
      General & Administrative Expense                  $          4,989   $        2,780        $              21,698
      Interest Expense                                             2,400            2,001                        6,801
                                                            -------------    -------------      -----------------------

                     Net Loss Before Income Taxes                 (7,389)          (4,781)                     (28,499)

      Income Taxes                                                     -                -                            -
                                                            -------------    -------------      -----------------------

                     Net Loss                           $         (7,389)  $       (4,781)       $             (28,499)
                                                            =============    =============      =======================

                     Basic Loss Per Share               $          (0.03)  $        (0.02)       $               (0.16)
                                                            =============    =============      =======================

                     Weighted average number of
                          common shares outstanding              240,000          209,096                      172,790
                                                            =============    =============      =======================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit


    For the Period January 13, 1997 (Date of Inception) to December 31, 2000




                                                   Common Stock                                 Deficit
                                          ------------------------------                      Accumulated
                                              Shares           $ 0.001        Additional       During the            Total
                                             Issued and          Par           Paid-in        Development        Stockholders'
                                             Outstandng         Value          Capital           Stage          Equity (Deficit)
                                          ----------------   -----------     ------------    --------------    -----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)            120,000  $        120    $         480   $             -   $              600

Net loss for period                                     -             -                -           (11,529)             (11,529)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 1997                        120,000  $        120    $         480   $       (11,529)  $          (10,929)
                                          ----------------   -----------     ------------    --------------    -----------------

Net loss for year                                       -             -                -            (4,800)              (4,800)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 1998                        120,000  $        120    $         480   $       (16,329)  $          (15,729)
                                          ----------------   -----------     ------------    --------------    -----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)            120,000  $        120    $         480   $             -   $              600

Net loss for year                                       -             -                -            (4,781)              (4,781)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 1999                        240,000  $        240    $         960   $       (21,110)  $          (19,910)
                                          ----------------   -----------     ------------    --------------    -----------------

Net loss for year                                       -             -                -            (7,389)              (7,389)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 2000                        240,000  $        240    $         960   $       (28,499)  $          (27,299)
                                          ================   ===========     ============    ==============    =================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows



                                                                     For the year ended               Cumulative During
                                                                         December 31,                 Development Stage
                                                             ---------------------------------    January 13, 1997( Date of
                                                                 2000              1999         Inception) to December 31, 2000
                                                             ----------------  ---------------  ---------------------------------

Cash flows from operating activities:
      Net loss                                              $        (7,389)   $      (4,781)          $       (28,499)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                   2,784             (659)                   11,975
                                                             ----------------  ---------------        ------------------
                  Net cash used by operating activities              (4,605)          (5,440)                  (16,524)
                                                             ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                              -              600                     1,200
      Proceeds from loans payable - stockholders                          -           15,000                    30,000
      Offering costs                                                      -                -                    (4,206)
                                                             ----------------  ---------------        ------------------
                  Net cash provided by financing activities               -           15,600                    26,994
                                                             ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                    (4,605)          10,160                    10,470

Cash beginning                                                       15,075            4,915                         -
                                                             ----------------  ---------------        ------------------

Cash ending                                                 $        10,470     $     15,075          $         10,470
                                                             ================  ===============        ==================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                      For the Year Ended December 31, 2000


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

Note 3 - Related Party Transactions
         --------------------------

The Company has $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $6,201 of interest on these notes at December 31, 2000.

The building and property housing the corporate office are owned by one of the stockholders and the Company pays no rent. One of the stockholders provides accounting services at no charge to the Company.

The above amounts are not necessarily indicative of amounts which would have been incurred had comparable transactions been entered into with independent parties.

Read Independent Auditors Report.