Form 10QSB
period 2001-03-31
ALPHA RESOURCES INC /DE/
filed 2001-05-14
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001
                                    --------------

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

                                 (727) 447-3620
                                 ---------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2001 were 240,000.

         Transitional Small Business Disclosure Format:

Yes       No   X
    -----    -----

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                          Page
                                                                          ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements


Balance Sheet -
          March 31, 2001...............................................     1

Statements of Operations -
         Three Months ended March 31, 2001 and 2000
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2001.............................................     2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to March 31, 2001.............................................     3

Statements of Cash Flows -
         Three Months ended March 31, 2001 and 2000
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2001.............................................     4

         Notes to Financial Statements................................. 5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     7
- 9

Part II - Other Information

Item 1. Legal
Proceedings............................................................     9


Signatures.............................................................    10

                             ALPHA RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                  (unaudited)


                                                                    March 31,
                                                                      2001
                                                               -----------------
Assets
Current assets
      Cash                                                  $            10,470
                                                               -----------------

            Total current assets                                         10,470
                                                               -----------------

Other assets
      Offering costs                                                      4,206
                                                               -----------------

            Total assets                                    $            14,676
                                                               =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses                                      $            14,575
      Loans payable - stockholders                                       30,000
                                                               -----------------

            Total current liabilities                                    44,575
                                                               -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                             240
      Additional paid-in capital                                            960
      Deficit accumulated during the development stage                  (31,099)
                                                               -----------------

            Total stockholders' (deficit)                               (29,899)
                                                               -----------------

            Total liabilities and stockholders' (deficit)   $            14,676
                                                               =================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements
                                   (unaudited)



                                                                For the Three Months               Cumulative During
                                                                   Ended March 31,                 Development Stage
                                                            ------------------------------     January 13, 1997( Date of
                                                                2001             2000         Inception) to March 31, 2001
                                                            -------------    -------------    ----------------------------


Development stage expenses
      General & Administrative Expense                  $          2,000   $        2,185    $                  23,698
      Interest Expense                                               600              600                        7,401
                                                            -------------    -------------      -----------------------

                     Net Loss Before Income Taxes                 (2,600)          (2,785)                     (31,099)

      Income Taxes                                                     -                -                            -
                                                            -------------    -------------      -----------------------

                     Net Loss                           $         (2,600)  $       (2,785)   $                 (31,099)
                                                            =============    =============      =======================

                     Basic Loss Per Share               $          (0.01)  $        (0.01)   $                   (0.18)
                                                            =============    =============      =======================

                     Weighted average number of
                          common shares outstanding              240,000          240,000                      176,723
                                                            =============    =============      =======================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

      For the Period January 13, 1997 (Date of Inception) to March 31, 2001



                                                  Common Stock                                Deficit
                                          -----------------------------                     Accumulated
                                             Shares           $ 0.001       Additional       During the           Total
                                            Issued and          Par           Paid-in       Development       Stockholders'
                                            Outstandng         Value          Capital          Stage          Equity (Deficit)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for period                                   -              -                -          (11,529)            (11,529)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1997                      120,000   $        120   $          480  $       (11,529)  $         (10,929)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (4,800)             (4,800)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1998                      120,000   $        120   $          480  $       (16,329)  $         (15,729)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for year                                     -              -                -           (4,781)             (4,781)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1999                      240,000   $        240   $          960  $       (21,110)  $         (19,910)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (7,389)             (7,389)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 2000                      240,000   $        240   $          960  $       (28,499)  $         (27,299)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for period                                   -              -                -           (2,600)             (2,600)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, March 31, 2001                         240,000   $        240   $          960  $       (31,099)  $         (29,899)
                                          ==============    ===========    =============   ==============    ================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                                   (unaudited)

                                                                                                              Cumulative During
                                                                          For the Three Months                Development Stage
                                                                            Ended March 31,               January 13, 1997( Date of
                                                                    ---------------------------------
                                                                         2001              2000         Inception) to March 31, 2001
                                                                    ----------------  ---------------   ----------------------------

Cash flows from operating activities:
      Net loss                                                    $          (2,600)  $       (2,785)     $            (31,099)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                           2,600            2,086                    14,575
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                           -             (699)                  (16,524)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                                 -             (699)                   10,470

Cash beginning                                                               10,470           15,075                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                       $          10,470   $       14,376      $             10,470
                                                                    ================  ===============        ==================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2001
               and the period January 13, 1997 (Date of Inception)
                                to March 31, 2001
                                   (Unaudited)

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

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal year ended December 31, 2000 of Alpha Resources, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 2001 and 2000, and the period January 13, 1997 (Date of Inception) to March 31, 2001, (b) the financial position at March 31, 2001, (c) cash flows for the three month periods ended March 31, 2001 and 2000, and the period January 13, 1997 (Date of Inception) to March 31, 2001 have been made.


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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2001
               and the period January 13, 1997 (Date of Inception)
                                to March 31, 2001
                                   (Unaudited)

                                   (Continued)

                          Concentration of Credit Risk
                          ----------------------------
The majority of cash is maintained with a financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.

                                 Loss Per Share
                                 --------------
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding for the period.


Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $6,801 of interest on these notes at March 31, 2001.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

The Company has no revenues for the three month periods ended March 31, 2001 and 2000 respectively. For the three month period ended March 31, 2001, general and administrative expenses amounted to $2,000 as compared to $2,185 in the similar prior year period. General and administrative expenses consist of primarily accounting fees during both periods.

Interest expense was $600 for the three month period ended March 31, 2001 and 2000. Interest expense is attributed to shareholder loans during both periods.

During the three month period ended March 31, 2001, the Company incurred a net loss of $2,600 as compared to a net loss of $2,785 for the three month period ended March 31, 2000. The losses for the three month periods ended March 31, 2001 and 2000 are attributed to interest expense charges and accounting fees.

For the three month period ended March 31, 2001 and 2000, the basic loss per share was $0.01. The weighted average shares outstanding was 240,000 the three month periods ended March 31, 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $10,470 in cash on hand at March 31, 2001 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $29,899.

The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Item 5. Other Information.
        ------------------

On April 9, 2001, Lawrence E. Steinberg resigned as a Director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Alpha Resources, Inc.


Dated    5/10/2001
                                      /s/ Gerald Couture
                                      ---------------------------
                                      Gerald Couture
                                      President