Form 10QSB
period 2001-06-30
ALPHA RESOURCES INC /DE/
filed 2001-08-13
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

          [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2001
                                         -------------

          [ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from __________ to __________

                        Commission File Number 333-22693
                                               ---------

                              ALPHA RESOURCES, INC.
                              ---------------------
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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 30, 2001 were 240,000.

         Transitional Small Business Disclosure Format:

Yes        No X
     ---     ---

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                          Page
Part I - Financial Information                                            ----
------------------------------

Item 1.  Financial Statements

Balance Sheet -
          June 30, 2001...................................................  1

Statements of Operations -
         Three and Six Months ended June 30, 2001 and 2000
         and the period January 13, 1997 (Date of Inception)
         to June 30, 2001.................................................  2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to June 30, 2001.................................................  3

Statements of Cash Flows -
         Six Months ended June 30, 2001 and 2000
         and the period January 13, 1997 (Date of Inception)
         to June 30, 2001.................................................  4

         Notes to Financial Statements....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................7 - 9

Part II - Other Information
---------------------------

Item 1. Legal Proceedings.................................................  9


Signatures................................................................ 10

                             ALPHA RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                  (unaudited)


                                                                    June 30,
                                                                      2001
                                                               -----------------
Assets
Current assets
      Cash                                                   $            9,470
                                                               -----------------

            Total current assets                                          9,470
                                                               -----------------

Other assets
      Offering costs                                                      4,206
                                                               -----------------

            Total assets                                     $           13,676
                                                               =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $30,000                                    $           45,175
      Loans payable - stockholders                                       30,000
                                                               -----------------

            Total current liabilities                                    75,175
                                                               -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                             240
      Additional paid-in capital                                            960
      Deficit accumulated during the development stage                  (62,699)
                                                               -----------------

            Total stockholders' (deficit)                               (61,499)
                                                               -----------------

            Total liabilities and stockholders' (deficit)    $           13,676
                                                               =================






The Accompanying Notes Are An Integral Part Of The Financial Statements



                                                                      ALPHA RESOURCES, INC.
                                                                  (A DEVELOPMENT STAGE COMPANY)

                                                                      Operating Statements
                                                                           (unaudited)



                                      For the Three Months                 For the Six Months             Cumulative During
                                          Ended June 30,                      Ended June 30,              Development Stage
                                 ------------------------------      ------------------------------   January 13, 1997( Date of
                                     2001             2000               2001             2000       Inception) to June 30, 2001
                                 -------------    -------------      --------------   -------------  ---------------------------

Development stage expenses
 General & Administrative Expense  $    31,000     $      2,000       $      33,000    $      4,185           $    54,698
 Interest Expense                          600              600               1,200           1,200                 8,001
                                 -------------    -------------      --------------   -------------  ---------------------------

   Net Loss Before Income Taxes        (31,600)          (2,600)            (34,200)         (5,385)              (62,699)

 Income Taxes                                -                -                   -               -                     -
                                  ------------    -------------      --------------   -------------  ---------------------------

   Net Loss                       $   (31,600)    $      (2,600)      $     (34,200)   $     (5,385)          $   (62,699)
                                  ============    =============      ==============   =============  ===========================

   Basic Loss Per Share           $     (0.13)    $       (0.01)      $       (0.14)   $      (0.02)          $     (0.35)
                                  ============    =============      ==============   =============  ===========================

   Weighted average number of
    common shares outstanding         240,000           240,000             240,000         240,000               180,258
                                  ============    =============      ==============   =============  ===========================



The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                   ALPHA RESOURCES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                       Statements of Changes in Stockholders' Deficit
                                                        (unaudited)

                            For the Period January 13, 1997 (Date of Inception) to June 30, 2001


                                                  Common Stock                                Deficit
                                          -----------------------------                     Accumulated
                                             Shares           $ 0.001       Additional       During the           Total
                                            Issued and          Par           Paid-in       Development       Stockholders'
                                            Outstandng         Value          Capital          Stage          Equity (Deficit)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for period                                   -              -                -          (11,529)            (11,529)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1997                      120,000   $        120   $          480  $       (11,529)  $         (10,929)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (4,800)             (4,800)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1998                      120,000   $        120   $          480  $       (16,329)  $         (15,729)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for year                                     -              -                -           (4,781)             (4,781)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1999                      240,000   $        240   $          960  $       (21,110)  $         (19,910)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (7,389)             (7,389)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 2000                      240,000   $        240   $          960  $       (28,499)  $         (27,299)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for period                                   -              -                -          (34,200)            (34,200)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, June 30, 2001                          240,000   $        240   $          960  $       (62,699)  $         (61,499)
                                          ==============    ===========    =============   ==============    ================



The Accompanying Notes Are An Integral Part Of The Financial Statements



                                                          ALPHA RESOURCES, INC.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                         Statements of Cash Flows
                                                               (unaudited)


                                                                           For the Six Months                 Cumulative During
                                                                             Ended June 30,                   Development Stage
                                                                    ---------------------------------    January 13, 1997( Date of
                                                                         2001              2000         Inception) to June 30, 2001
                                                                    ----------------  ---------------   ---------------------------

Cash flows from operating activities:
      Net loss                                                    $         (34,200)  $       (5,385)        $         (62,699)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                          33,200            4,686                    45,175
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                      (1,000)            (699)                  (17,524)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                            (1,000)            (699)                    9,470

Cash beginning                                                               10,470           15,075                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                       $           9,470   $       14,376         $           9,470
                                                                    ================  ===============        ==================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2001
               and the period January 13, 1997 (Date of Inception)
                                to June 30, 2001
                                   (Unaudited)

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the period January 13, 1997 (Date of Inception) to June 30, 2001, (b) the financial position at June 30, 2001, (c) cash flows for the six month periods ended June 30, 2001 and 2000, and the period January 13, 1997 (Date of Inception) to June 30, 2001 have been made.

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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2001
               and the period January 13, 1997 (Date of Inception)
                                to June 30, 2001
                                   (Unaudited)

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


Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $7,401 of interest on these notes at June 30, 2001.

The Company has incurred and recorded an expense of $30,000 pertaining to Edgar filing fees billed by one of the stockholders during the period ended June 30, 2001.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000

The Company had no revenues for the three month periods ended June 30, 2001 and 2000 respectively. For the three month period ended June 30, 2001, general and administrative expenses amounted to $31,000 as compared to $2,000 in the similar prior year period. This increase was attributed to consulting expenses incurred during the present period.

Interest expense was $600 for the three month period ended June 30, 2001 and 2000. Interest expense represents accrued but unpaid interest on shareholder loans.

During the three month period ended June 30, 2001, the Company incurred a net loss of $31,600 as compared to a net loss of $2,600 for the three month period ended June 30, 2000. This loss for the three month period ended June 30, 2001 is attributed to an increase in consulting expense of $30,000 for Edgar filings and financial consulting.

For the three month period ended June 30, 2001, the basic loss per share was $0.13 as compared to $0.01 in the same year ago period. The weighted average shares outstanding was 240,000 for the three month periods ended June 30, 2001 and 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

The Company has no revenues for the six month periods ended June 30, 2001 and 2000 respectively. For the six month period ended June 30, 2001, general and administrative expenses amounted to $33,000 as compared to $4,185 in the similar prior year period. This increase was attributed to consulting expenses incurred during the present period.

Interest expense was $1,200 for the six month period ended June 30, 2001 and 2000. Interest expense represents accrued but unpaid interest on shareholder loans.

During the six month period ended June 30, 2001, the Company incurred a net loss of $34,200 as compared to a net loss of $5,385 for the six month period ended June 30, 2000. This loss for the six month period ended June 30, 2001 is attributed to higher consulting expenses incurred during the period.

For the six month period ended June 30, 2001 and 2000, the basic loss per share was $0.14 as compared to a basic loss per share of $0.02 in the same year ago period. The weighted average shares outstanding was 240,000 for the six month periods ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $9,470 in cash on hand at June 30, 2001 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $62,699.

The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"). Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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


                                            Alpha Resources, Inc.


Dated: 8/13/2001
                                            /s/ Gerald Couture
                                            -----------------------
                                            Gerald Couture
                                            President