Form 10QSB
period 2001-09-30
ALPHA RESOURCES INC /DE/
filed 2001-11-14
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

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

Yes   X    No
    -----     ----

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 2001 were 240,000.

         Transitional Small Business Disclosure Format:

Yes       No   X
   -----     -----

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                        Page
Part I - Financial Information                                          ----
------------------------------

Item 1.  Financial Statements

Balance Sheet -
          September 30, 2001...........................................  1

Statements of Operations -
         Three and Nine Months ended September 30, 2001 and 2000
         and the period January 13, 1997 (Date of Inception)
         to September 30, 2001.........................................  2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to September 30, 2001.........................................  3

Statements of Cash Flows -
         Nine Months ended September 30, 2001 and 2000
         and the period January 13, 1997 (Date of Inception)
         to September 30, 2001.........................................  4

         Notes to Financial Statements.................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................7 - 9

Part II - Other Information

Item 1. Legal Proceedings..............................................  9


Signatures............................................................. 10



                             ALPHA RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                  (unaudited)


                                                                 September 30,
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
                                                                =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $30,000                                    $            45,775
      Loans payable - stockholders                                        30,000
                                                                -----------------

            Total current liabilities                                     75,775
                                                                -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                              240
      Additional paid-in capital                                             960
      Deficit accumulated during the development stage                   (63,299)
                                                                -----------------

            Total stockholders' (deficit)                                (62,099)
                                                                -----------------

            Total liabilities and stockholders' (deficit)    $            13,676
                                                                =================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                                                         ALPHA RESOURCES, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                         Operating Statements
                                                              (unaudited)


                                                                                                            Cumulative During
                                               For the Three Months            For the Nine Months          Development Stage
                                               Ended September 30,             Ended September 30,      January 13, 1997( Date of
                                            ---------------------------     --------------------------        Inception) to
                                               2001           2000             2001           2000         September 30, 2001
                                            ------------   ------------     ------------   -----------   -----------------------


Development stage expenses
     General & Administrative Expense    $            - $        1,114   $       33,000 $       5,299 $                  54,698
     Interest Expense                               600            600            1,800         1,800                     8,601
                                            ------------   ------------     ------------   -----------   -----------------------

         Net Loss Before Income Taxes              (600)        (1,714)         (34,800)       (7,099)                  (63,299)

     Income Taxes                                     -              -                -             -                         -
                                            ------------   ------------     ------------   -----------   -----------------------

         Net Loss                        $         (600)$       (1,714)  $      (34,800)$      (7,099)$                 (63,299)
                                            ============   ============     ============   ===========   =======================

         Basic Loss Per Share            $        (0.00)$        (0.01)  $        (0.15)$       (0.03)$                   (0.35)
                                            ============   ============     ============   ===========   =======================

         Weighted average number of
             common shares outstanding          240,000        240,000          240,000       240,000                   183,451
                                            ============   ============     ============   ===========   =======================



The Accompanying Notes Are An Integral Part Of The Financial Statements



                                                   ALPHA RESOURCES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                       Statements of Changes in Stockholders' Deficit
                                                        (unaudited)

                         For the Period January 13, 1997 (Date of Inception) to September 30, 2001


                                                  Common Stock                                Deficit
                                          -----------------------------                     Accumulated
                                             Shares           $ 0.001       Additional       During the           Total
                                            Issued and          Par           Paid-in       Development        Stockholders'
                                            Outstandng         Value          Capital          Stage          Equity (Deficit)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for period                                   -              -                -          (11,529)            (11,529)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1997                      120,000   $        120   $          480  $       (11,529)  $         (10,929)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (4,800)             (4,800)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1998                      120,000   $        120   $          480  $       (16,329)  $         (15,729)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for year                                     -              -                -           (4,781)             (4,781)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1999                      240,000   $        240   $          960  $       (21,110)  $         (19,910)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (7,389)             (7,389)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 2000                      240,000   $        240   $          960  $       (28,499)  $         (27,299)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for period                                   -              -                -          (34,800)            (34,800)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, September 30, 2001                     240,000   $        240   $          960  $       (63,299)  $         (62,099)
                                          ==============    ===========    =============   ==============    ================


The Accompanying Notes Are An Integral Part Of The Financial Statements




                                                          ALPHA RESOURCES, INC.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                         Statements of Cash Flows
                                                               (unaudited)

                                                                                                             Cumulative During
                                                                          For the Nine Months                Development Stage
                                                                          Ended September 30,             January 13, 1997( Date of
                                                                    ---------------------------------          Inception) to
                                                                         2001              2000              September 30, 2001
                                                                    ----------------  ---------------        ------------------

Cash flows from operating activities:
      Net loss                                                    $         (34,800)$         (7,099)     $            (63,299)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                          33,800            2,684                    45,775
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                      (1,000)          (4,415)                  (17,524)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                            (1,000)          (4,415)                    9,470

Cash beginning                                                               10,470           15,075                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                       $           9,470 $         10,660      $              9,470
                                                                    ================  ===============        ==================


The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2001
               and the period January 13, 1997 (Date of Inception)
                              to September 30, 2001
                                   (Unaudited)

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the period January 13, 1997 (Date of Inception) to September 30, 2001, (b) the financial position at September 30, 2001, (c) cash flows for the nine month periods ended September 30, 2001 and 2000, and the period January 13, 1997 (Date of Inception) to September 30, 2001 have been made.


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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2001
               and the period January 13, 1997 (Date of Inception)
                              to September 30, 2001
                                   (Unaudited)

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


Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $8,001 of interest on these notes at September 30, 2001.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000

The Company had no revenues for the three month periods ended September 30, 2001 and 2000 respectively. For the three month period ended September 30, 2001, general and administrative expenses amounted to $-0- as compared to $1,114 in the similar prior year period. This decrease was the reduction of general and administrative expenses incurred during the present period.

Interest expense was $600 for the three month period ended September 30, 2001 and 2000. Interest expense represents accrued but unpaid interest on shareholder loans.

During the three month period ended September 30, 2001, the Company incurred a net loss of $600 as compared to a net loss of $1,714 for the three month period ended September 30, 2000. This loss for the three month period ended September 30, 2001 is attributed to accrued but unpaid interest on shareholder loans. This decrease in net loss was the result of a reduction of general and administrative expenses incurred during the present period.

For the three month period ended September 30, 2001, the basic loss per share was $-0- as compared to $0.01 in the same year ago period. The weighted average shares outstanding was 240,000 for the three month periods ended September 30, 2001 and 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

The Company has no revenues for the nine month periods ended September 30, 2001 and 2000 respectively. For the nine month period ended September 30, 2001, general and administrative expenses amounted to $33,000 as compared to $5,299 in the similar prior year period. This increase was attributed to consulting expenses incurred during the present period.

Interest expense was $1,800 for the nine month period ended September 30, 2001 and 2000. Interest expense represents accrued but unpaid interest on shareholder loans.

During the nine month period ended September 30, 2001, the Company incurred a net loss of $34,800 as compared to a net loss of $7,099 for the nine month period ended September 30, 2000. This loss for the nine month period ended September 30, 2001 is attributed to higher consulting expenses incurred during the period.

For the nine month period ended September 30, 2001 and 2000, the basic loss per share was $0.15 as compared to a basic loss per share of $0.03 in the same year ago period. The weighted average shares outstanding was 240,000 for the nine month periods ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $9,470 in cash on hand at September 30, 2001 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $63,299.

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


                                             Alpha Resources, Inc.


Dated    11/14/2001
                                             /s/ Gerald Couture
                                             ------------------------
                                             Gerald Couture
                                             President