Form 10KSB
period 2001-12-31
ALPHA RESOURCES INC /DE/
filed 2002-04-11
CIK 1031381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2001

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

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2001 was $-0-. There is presently no bid price for the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

                              ALPHA RESOURCES, INC.
                               FORM 10-KSB - Index
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

PART I                                                                Page
                                                                      ----
Item 1.  Business                                                      1.

Item 2.  Properties                                                    3.

Item 3.  Legal Proceedings                                             4.

Item 4.  Submission of Matters to a Vote of Security Holders           4.

PART II

Item 5.  Market of the Registrant's Securities and
         Related Stockholder Matters                                   5.

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     5.

Item 7.  Financial Statements and Supplementary Data                   11.

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                       11.
PART III

Item 9.  Directors and Executive Officers of the Registrant            12.

Item 10. Executive Compensation                                        13.

Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                                13.

Item 12. Certain Relationships and Related Transactions                13.

PART IV

Item 13. Exhibits, Consolidated Financial Statements, Schedules
                  and Reports on Form 8-K                              14.

Signatures                                                             15.

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2001.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

The Company had no revenues for the years ended December 31, 2001 and 2000. For the year ended December 31, 2001, general and administrative expenses amounted to $44,008 as compared to $4,989 in the prior year period. This increase was attributed to an increase in consulting expenses incurred during the present year.

Interest expense was $2,400 for the years ended December 31, 2001 and 2000. Interest expense represents accrued but unpaid interest on shareholder loans.

During the year ended December 31, 2001, the Company incurred a net loss of $46,408 as compared to a net loss of $7,389 for the year ended December 31, 2000. An increase in the loss for the year ended December 31, 2001 is attributed to higher consulting expenses incurred during the year.

For the year ended December 31, 2001 and 2000, the basic loss per share was $0.19 as compared to a basic loss per share of $0.03 in the prior year. The weighted average shares outstanding were 240,000 for the year ended December 31, 2001 and 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

The Company had no revenues for the years ended December 31, 2000 and 1999. For the year ended December 31, 2000, general and administrative expenses amounted to $4,989 as compared to $2,780 in the prior year period. This increase was attributed to an increase in accounting expenses incurred during the year ended December 31, 2000.

Interest expense was $2,400 and $2,001 for the years ended December 31, 2000 and 1999, respectively. Interest expense represents accrued but unpaid interest on shareholder loans.

During the year ended December 31, 2000, the Company incurred a net loss of $7,389 as compared to a net loss of $4,781 for the year ended December 31, 1999. An increase in the loss for the year ended December 31, 2000 is attributed to higher accounting expenses incurred during the year.

For the years ended December 31, 2000 and 1999, the basic loss per share was $0.03 as compared to a basic loss per share of $0.02 in the prior year. The weighted average shares outstanding were 240,000 and 209,096 for the years ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $6,220 in cash on hand at December 31, 2001 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $74,907.

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

The information required by Item 7 appears at page F-1, which appears at the end of this report.

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



----------------------------------------- ----------------------------- -----------------------------------------
                                          Number
                                          of Shares                     Percent of Common Stock
                                          Owned(1)                      Outstanding
----------------------------------------- ----------------------------- -----------------------------------------
Name and Address
----------------------------------------- ----------------------------- -----------------------------------------
Gerald Couture
901 Chestnut Street, Suite A
Clearwater, FL 33756 (2)                  40,000                        16.66%
----------------------------------------- ----------------------------- -----------------------------------------
Michael T. Cronin
911 Chestnut Street
Clearwater, FL 33756 (2)                  40,000                        16.66%
----------------------------------------- ----------------------------- -----------------------------------------
Lawrence Steinberg
2 Lincoln Centre
5420 LBJ Freeway,
Suite 540, LB 56
Dallas, TX 75240                          40,000                        16.66%
----------------------------------------- ----------------------------- -----------------------------------------
Renee Morris
14 Verdmont Valley View
Smith's FL02, Bermuda                     40,000                        16.66%
----------------------------------------- ----------------------------- -----------------------------------------
Khiatana Gibbons
15 Limehouse Lane
Hamilton Parish CR03, Bermuda             40,000                        16.66%
----------------------------------------- ----------------------------- -----------------------------------------
Peter Leighton
6 Cedarhurst Place
Southampton SB 04, Bermuda                40,000                        16.66%
----------------------------------------- ----------------------------- -----------------------------------------
All Officers and Directors
As a Group (2 persons)                    80,000                        33%
----------------------------------------- ----------------------------- -----------------------------------------

(1) All shares are held beneficially and of record, and each record shareholder has sole voting, investment and dispositive power.

(2)  Individual is an officer and director of the Company.





Officers and Directors

         The following table sets forth the names, age, and position of each director and executive officer of the Company.




---------------------------------------- -------------------------------------- --------------------------------------
Name                                     Age                                    Position and Office Held

---------------------------------------- -------------------------------------- --------------------------------------
Gerald Couture                           56                                     Chief   Executive   Officer,
                                                                                Chief   Financial   Officer,
                                                                                Director
---------------------------------------- -------------------------------------- --------------------------------------
Michael T. Cronin                        46                                     Secretary, Director
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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See Item 9 above.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Two of these shareholders are also officers and directors of the Company. The Company accrued $8,601 of interest on these notes at December 31, 2001.

The Company has incurred and recorded an expense of $30,000 pertaining to Edgar filing fees billed by one of the stockholders during the year ended December 31, 2001.

The building and property housing the corporate office are owned by one of the stockholders and the Company pays no rent.

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:
(1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
A list of the Financial  Statements filed as part of this Report is set forth in
Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

(a)(3) EXHIBITS.

All of the items below are incorporated by reference to the Registrant's General Form SB-2 and amendments for Registration of Securities as previously filed.

EXHIBITS AND SEC REFERENCE NUMBERS

Reports on Form 8-K

     o none

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


Date:   April 11, 2002                           By: /s/ Gerald Couture
                                                     -----------------------
                                                     Gerald Couture
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





Signature                      Capacity                             Date


/s/Gerald Couture        Chairman of the Board,               April 11, 2002
-------------------------
   Gerald Couture        President, Chief Executive Officer,
                         Chief Financial Officer, Chief
                         Accounting Officer,
                         Treasurer

/s/ Michael T. Cronin    Director, Secretary                  April 11, 2002
-------------------------
    Michael T. Cronin

                          Independent Auditors' Report



Board of Directors
Alpha Resources, Inc. (A Development Stage Company)
Clearwater, Florida


We have audited the accompanying balance sheets of Alpha Resources, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the period January 13, 1997 (date of inception) to December 31, 2001. These financial statements are the responsibility of the management of Alpha Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Resources, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and the period January 13, 1997 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Pender Newkirk & Company
----------------------------
Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
January 31, 2002

                             ALPHA RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet


                                                                  December 31,
                                                                      2001
                                                                -----------------
Assets
Current assets
      Cash                                                   $             6,220
                                                                -----------------

            Total current assets                                           6,220
                                                                -----------------

Other assets
      Offering costs                                                       4,206
                                                                -----------------

            Total assets                                     $            10,426
                                                                =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $30,000                                    $            54,133
      Loans payable - stockholders                                        30,000
                                                                -----------------

            Total current liabilities                                     84,133
                                                                -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                              240
      Additional paid-in capital                                             960
      Deficit accumulated during the development stage                   (74,907)
                                                                -----------------

            Total stockholders' (deficit)                                (73,707)
                                                                -----------------

            Total liabilities and stockholders' (deficit)    $            10,426
                                                                =================






The Accompanying Notes Are An Integral Part Of The Financial Statements

                                                 ALPHA RESOURCES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                 Operating Statements




                                                        For the Year Ended             Cumulative During
                                                           December 31,                Development Stage
                                                   ------------------------------   January 13, 1997( Date of
                                                       2001             2000      Inception) to December 31, 2001
                                                   -------------    ------------- -----------------------------


Development stage expenses
     General & Administrative Expense               $    44,008      $     4,989            $           65,706
     Interest Expense                                     2,400            2,400                         9,201
                                                   -------------    -------------   ---------------------------

          Net Loss Before Income Taxes                  (46,408)          (7,389)                      (74,907)

     Income Taxes                                             -                -                             -
                                                   -------------    -------------   ---------------------------

          Net Loss                                  $   (46,408)     $    (7,389)           $          (74,907)
                                                   =============    =============   ===========================

          Basic Loss Per Share                      $     (0.19)     $     (0.03)           $            (0.40)
                                                   =============    =============   ===========================

          Weighted average number of
               common shares outstanding                240,000          240,000                       186,321
                                                   =============    =============   ===========================


The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                     ALPHA RESOURCES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Changes in Stockholders' Deficit

                           For the Period January 13, 1997 (Date of Inception) to December 31, 2001


                                                   Common Stock                                 Deficit
                                          ------------------------------                      Accumulated
                                              Shares           $ 0.001        Additional       During the            Total
                                             Issued and          Par           Paid-in        Development        Stockholders'
                                             Outstandng         Value          Capital           Stage          Equity (Deficit)
                                          ----------------   -----------     ------------    --------------    -----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)            120,000  $        120    $         480   $             -   $              600

Net loss for period                                     -             -                -           (11,529)             (11,529)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 1997                        120,000  $        120    $         480   $       (11,529)  $          (10,929)
                                          ----------------   -----------     ------------    --------------    -----------------

Net loss for year                                       -             -                -            (4,800)              (4,800)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 1998                        120,000  $        120    $         480   $       (16,329)  $          (15,729)
                                          ----------------   -----------     ------------    --------------    -----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)            120,000  $        120    $         480   $             -   $              600

Net loss for year                                       -             -                -            (4,781)              (4,781)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 1999                        240,000  $        240    $         960   $       (21,110)  $          (19,910)
                                          ----------------   -----------     ------------    --------------    -----------------

Net loss for year                                       -             -                -            (7,389)              (7,389)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 2000                        240,000  $        240    $         960   $       (28,499)  $          (27,299)
                                          ----------------   -----------     ------------    --------------    -----------------

Net loss for year                                       -             -                -           (46,408)             (46,408)
                                          ----------------   -----------     ------------    --------------    -----------------

Balance, December 31, 2001                        240,000  $        240    $         960   $       (74,907)  $          (73,707)
                                          ================   ===========     ============    ==============    =================



The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                          ALPHA RESOURCES, INC.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                         Statements of Cash Flows
                                                               (unaudited)


                                                                           For the Year Ended               Cumulative During
                                                                              December 31,                 Development Stage
                                                                    ---------------------------------   January 13, 1997( Date of
                                                                         2001              2000      Inception) to December 31, 2001
                                                                    ----------------  --------------- ------------------------------

Cash flows from operating activities:
      Net loss                                                      $       (46,408)  $       (7,389)       $          (74,907)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                          42,158            2,784                    54,133
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                      (4,250)          (4,605)                  (20,774)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                            (4,250)          (4,605)                    6,220

Cash beginning                                                               10,470           15,075                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                         $         6,220   $       10,470         $           6,220
                                                                    ================  ===============        ==================





The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                      For the Year Ended December 31, 2001

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

Cost incurred in the organization of the Company were expensed as incurred under the provisions of SOP 98-5, "reporting on the costs of start up companies."

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

Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Two of these shareholders are also officers and directors of the Company. The Company accrued $8,601 of interest on these notes at December 31, 2001.

The Company has incurred and recorded an expense of $30,000 pertaining to Edgar filing fees billed by one of the stockholders during the year ended December 31, 2001.

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                For the Year Ended December 31, 2001 (continued)

The building and property housing the corporate office are owned by one of the stockholders and the Company pays no rent.

The above amounts are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties.

Note 4  - Income Taxes
          ------------

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the years presented. These operating losses give rise to a deferred tax asset at December 31, 2001 and are as follows:

         Deferred tax assets                $29,500
         Allowance                          $29,500
                                            -------
                                            $     0
                                            =======


Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax asset arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the periods in which they are realized for federal and state tax purposes.

The Company has available at December 31, 2001 approximately $74,900 of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $29,500 in the future. These operating loss carryforwards expire beginning in 2012.

Read Independent Auditors Report.