Form 10QSB
period 2002-03-31
ALPHA RESOURCES INC /DE/
filed 2002-05-15
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002
                                    --------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2002 were 240,000.

         Transitional Small Business Disclosure Format:

Yes        No   X
   -----      -----

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                          Page
Part I - Financial Information                                            ----

Item 1.  Financial Statements

Balance Sheet -
          March 31, 2002.................................................  1

Statements of Operations -
         Three Months ended March 31, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2002...............................................  2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to March 31, 2002...............................................  3

Statements of Cash Flows -
         Three Months ended March 31, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2002...............................................  4

         Notes to Financial Statements...................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................7 - 9

Part II - Other Information

Item 1. Legal Proceedings................................................  9


Signatures............................................................... 10

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                   (unaudited)


                                                                      March 31,
                                                                        2002
                                                                  -----------------
Assets
Current assets
      Cash                                                        $          5,551
                                                                  -----------------

            Total current assets                                             5,551
                                                                  -----------------

Other assets
      Offering costs                                                         4,206
                                                                  -----------------

            Total assets                                          $          9,757
                                                                  =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $39,201 and related party payable of $14,226    $         57,654
      Loans payable - stockholders                                          30,000
                                                                  -----------------

            Total current liabilities                                       87,654
                                                                  -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                                240
      Additional paid-in capital                                               960
      Deficit accumulated during the development stage                     (79,097)
                                                                  -----------------

            Total stockholders' (deficit)                                  (77,897)
                                                                  -----------------

            Total liabilities and stockholders' (deficit)         $          9,757
                                                                  =================


The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements
                                   (unaudited)



                                                                For the Three Months             Cumulative During
                                                                   Ended March 31,               Development Stage
                                                            ------------------------------   January 13, 1997( Date of
                                                                2002             2001       Inception) to March 31, 2002
                                                            -------------    -------------   --------------------------


Development stage expenses
      General & Administrative Expense                      $      3,590     $      2,000       $               69,296
      Interest Expense                                               600              600                        9,801
                                                            -------------    -------------      -----------------------

                     Net Loss Before Income Taxes                 (4,190)          (2,600)                     (79,097)

      Income Taxes                                                     -                -                            -
                                                            -------------    -------------      -----------------------

                     Net Loss                               $     (4,190)    $     (2,600)      $              (79,097)
                                                            =============    =============      =======================

                     Basic Loss Per Share                   $      (0.02)    $      (0.01)      $                (0.42)
                                                            =============    =============      =======================

                     Weighted average number of
                          common shares outstanding              240,000          240,000                      188,860
                                                            =============    =============      =======================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

      For the Period January 13, 1997 (Date of Inception) to March 31, 2002



                                                  Common Stock                                Deficit
                                          -----------------------------                     Accumulated
                                             Shares           $ 0.001       Additional       During the           Total
                                            Issued and          Par           Paid-in       Development       Stockholders'
                                            Outstandng         Value          Capital          Stage         Equity (Deficit)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for period                                   -              -                -          (11,529)            (11,529)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1997                      120,000   $        120   $          480  $       (11,529)  $         (10,929)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (4,800)             (4,800)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1998                      120,000   $        120   $          480  $       (16,329)  $         (15,729)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for year                                     -              -                -           (4,781)             (4,781)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1999                      240,000   $        240   $          960  $       (21,110)  $         (19,910)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (7,389)             (7,389)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 2000                      240,000   $        240   $          960  $       (28,499)  $         (27,299)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -          (46,408)            (46,408)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 2001                      240,000   $        240   $          960  $       (74,907)  $         (73,707)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for period                                   -              -                -           (4,190)             (4,190)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, March 31, 2002                         240,000   $        240   $          960  $       (79,097)  $         (77,897)
                                          ==============    ===========    =============   ==============    ================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                                   (unaudited)


                                                                           For the Three Months             Cumulative During
                                                                              Ended March 31,               Development Stage
                                                                       ------------------------------   January 13, 1997( Date of
                                                                            2002             2001      Inception) to March 31, 2002
                                                                       -------------    ------------- ----------------------------

Cash flows from operating activities:
      Net loss                                                      $        (4,190)  $       (2,600)        $         (79,097)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                           3,521            2,600                    57,654
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                        (669)               -                   (21,443)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                              (669)               -                     5,551

Cash beginning                                                                6,220           10,470                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                         $         5,551   $       10,470         $           5,551
                                                                    ================  ===============        ==================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2002
               and the period January 13, 1997 (Date of Inception)
                                to March 31, 2002
                                   (Unaudited)

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

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal year ended December 31, 2001 of Alpha Resources, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 2002 and 2001, and the period January 13, 1997 (Date of Inception) to March 31, 2002, (b) the financial position at March 31, 2002, (c) cash flows for the three month periods ended March 31, 2002 and 2001, and the period January 13, 1997 (Date of Inception) to March 31, 2002 have been made.


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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2002
               and the period January 13, 1997 (Date of Inception)
                                to March 31, 2002
                                   (Unaudited)

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


Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $9,201 of interest on these notes at March 31, 2002.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001

The Company has no revenues for the three month periods ended March 31, 2002 and 2001 respectively. For the three month period ended March 31, 2002, general and administrative expenses amounted to $3,590 as compared to $2,000 in the similar prior year period. General and administrative expenses consist of primarily accounting fees during both periods.

Interest expense was $600 for the three month period ended March 31, 2002 and 2001. Interest expense is attributed to shareholder loans during both periods.

During the three month period ended March 31, 2002, the Company incurred a net loss of $4,190 as compared to a net loss of $2,600 for the three month period ended March 31, 2001. The losses for the three month periods ended March 31, 2002 and 2001 are attributed to interest expense charges and accounting fees.

For the three month period ended March 31, 2002 and 2001, the basic loss per share was $0.02 and $0.01, respectively. The weighted average shares outstanding was 240,000 the three month periods ended March 31, 2002 and 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $5,551 in cash on hand at March 31, 2002 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $79,097.

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


                                                     Alpha Resources, Inc.


Dated    5/15/2002
                                                     /s/ Gerald Couture
                                                     ------------------
                                                     Gerald Couture
                                                     President