Form 10QSB
period 2002-06-30
ALPHA RESOURCES INC /DE/
filed 2002-08-14
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002
                                    -------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value as of June 30, 2002 were 240,000.

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
------------------------------

Item 1.  Financial Statements

Balance Sheet -
          June 30, 2002..................................................... 1

Statements of Operations -
         Three and Six Months ended June 30, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to June 30, 2002................................................... 2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to June 30, 2002..................................................  3

Statements of Cash Flows -
         Six Months ended June 30, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to June 30, 2002..................................................  4

         Notes to Financial Statements.....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................7 - 9

Part II - Other Information

Item 1. Legal Proceedings..................................................    9


Signatures.................................................................   10

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                   (unaudited)


                                                                      June 30,
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
                                                                  =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $39,801 and related party payable of $14,226 $            59,394
      Loans payable - stockholders                                          30,000
                                                                  -----------------

            Total current liabilities                                       89,394
                                                                  -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                                240
      Additional paid-in capital                                               960
      Deficit accumulated during the development stage                     (80,837)
                                                                  -----------------

            Total stockholders' (deficit)                                  (79,637)
                                                                  -----------------

            Total liabilities and stockholders' (deficit)      $             9,757
                                                                  =================


The Accompanying Notes Are An Integral Part Of The Financial Statements



                                                                  ALPHA RESOURCES, INC.
                                                              (A DEVELOPMENT STAGE COMPANY)

                                                                  Operating Statements
                                                                       (unaudited)



                                            For the Three Months                For the Six Months             Cumulative During
                                               Ended June 30,                     Ended June 30,               Development Stage
                                      ------------------------------    -------------------------------   January 13, 1997( Date of
                                          2002             2001             2002             2001        Inception) to June 30, 2002
                                      -------------    -------------    --------------   --------------  ---------------------------


Development stage expenses
 General & Administrative Expense  $          1,140 $         31,000  $          4,730 $         33,000   $                  70,436
 Interest Expense                               600              600             1,200            1,200                      10,401
                                      -------------    -------------    --------------   --------------      -----------------------

       Net Loss Before Income Taxes          (1,740)         (31,600)           (5,930)         (34,200)                    (80,837)

 Income Taxes                                     -                -                 -                -                            -
                                      -------------    -------------    --------------   --------------      -----------------------

       Net Loss                    $         (1,740)$        (31,600) $         (5,930)$        (34,200)  $                 (80,837)
                                      =============    =============    ==============   ==============      =======================

       Basic Loss Per Share        $          (0.01)$          (0.13) $          (0.02)$          (0.14)  $                   (0.42)
                                      =============    =============    ==============   ==============      =======================

       Weighted average number of
        common shares outstanding           240,000          240,000           240,000          240,000                     191,194
                                      =============    =============    ==============   ==============      =======================





The Accompanying Notes Are An Integral Part Of The Financial Statements


                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

      For the Period January 13, 1997 (Date of Inception) to June 30, 2002


                                                  Common Stock                                Deficit
                                          -----------------------------                     Accumulated
                                             Shares           $ 0.001       Additional       During the           Total
                                            Issued and          Par           Paid-in       Development       Stockholders'
                                            Outstandng         Value          Capital          Stage          Equity (Deficit)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for period                                   -              -                -          (11,529)            (11,529)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1997                      120,000   $        120   $          480  $       (11,529)  $         (10,929)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (4,800)             (4,800)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1998                      120,000   $        120   $          480  $       (16,329)  $         (15,729)
                                          --------------    -----------    -------------   --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)          120,000   $        120   $          480  $             -   $             600

Net loss for year                                     -              -                -           (4,781)             (4,781)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 1999                      240,000   $        240   $          960  $       (21,110)  $         (19,910)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -           (7,389)             (7,389)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 2000                      240,000   $        240   $          960  $       (28,499)  $         (27,299)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for year                                     -              -                -          (46,408)            (46,408)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, December 31, 2001                      240,000   $        240   $          960  $       (74,907)  $         (73,707)
                                          --------------    -----------    -------------   --------------    ----------------

Net loss for period                                   -              -                -           (5,930)             (5,930)
                                          --------------    -----------    -------------   --------------    ----------------

Balance, June 30, 2002                          240,000   $        240   $          960  $       (80,837)  $         (79,637)
                                          ==============    ===========    =============   ==============    ================



The Accompanying Notes Are An Integral Part Of The Financial Statements



                                                          ALPHA RESOURCES, INC.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                         Statements of Cash Flows
                                                               (unaudited)


                                                                           For the Six Months                 Cumulative During
                                                                             Ended June 30,                   Development Stage
                                                                    ---------------------------------     January 13, 1997( Date of
                                                                         2002              2001          Inception) to June 30, 2002
                                                                    ----------------  ---------------    ---------------------------

Cash flows from operating activities:
      Net loss                                                    $          (5,930)$        (34,200)     $            (80,837)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                           5,261           33,200                    59,394
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                        (669)          (1,000)                  (21,443)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                              (669)          (1,000)                    5,551

Cash beginning                                                                6,220           10,470                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                       $           5,551 $          9,470      $              5,551
                                                                    ================  ===============        ==================




The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2002
               and the period January 13, 1997 (Date of Inception)
                                to June 30, 2002
                                   (Unaudited)

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three month and six month periods ended June 30, 2002 and 2001, and the period January 13, 1997 (Date of Inception) to June 30, 2002, (b) the financial position at June 30, 2002, (c) cash flows for the six month periods ended June 30, 2002 and 2001, and the period January 13, 1997 (Date of Inception) to June 30, 2002 have been made.


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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2002
               and the period January 13, 1997 (Date of Inception)
                                to June 30, 2002
                                   (Unaudited)

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


Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $9,801 of interest on these notes at June 30, 2002.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

The Company has no revenues for the three month periods ended June 30, 2002 and 2001 respectively. For the three month period ended June 30, 2002, general and administrative expenses amounted to $1,140 as compared to $31,000 in the similar prior year period. General and administrative expenses consisted of accounting and consulting expenses during both periods.

Interest expense was $600 for the three month period ended June 30, 2002 and 2001. Interest expense was attributed to shareholder loans during both periods.

During the three month period ended June 30, 2002, the Company incurred a net loss of $1,740 as compared to a net loss of $31,600 for the three month period ended June 30, 2001. The losses for the three month periods ended June 30, 2002 and 2001 are attributed to interest expense charges and accounting and consulting expenses.

For the three month period ended June 30, 2002 and 2001, the basic loss per share was $0.01 and $0.13, respectively. The weighted average shares outstanding was 240,000 the three month periods ended June 30, 2002 and 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

The Company has no revenues for the six month periods ended June 30, 2002 and 2001 respectively. For the six month period ended June 30, 2002, general and administrative expenses amounted to $4,730 as compared to $33,000 in the similar prior year period. General and administrative expenses consisted of accounting and consulting expenses during both periods.

Interest expense was $1,200 for the six month period ended June 30, 2002 and 2001. Interest expense was attributed to shareholder loans during both periods.

During the six month period ended June 30, 2002, the Company incurred a net loss of $5,930 as compared to a net loss of $34,200 for the six month period ended June 30, 2001. The losses for the six month periods ended June 30, 2002 and 2001 are attributed to interest expense charges and accounting and consulting expenses.

For the six month period ended June 30, 2002 and 2001, the basic loss per share was $0.02 and $0.14, respectively. The weighted average shares outstanding was 240,000 the six month periods ended June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $5,551 in cash on hand at June 30, 2002 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $80,837.

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


Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

          (a) Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Alpha Resources' Chief Executive Officer and Chief Financial Officer.

           (b) Reports of Form 8-K

                    None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Alpha Resources, Inc.


Dated    8/14/2002
                                                     /s/ Gerald Couture
                                                     ------------------
                                                     Gerald Couture
                                                     President