Form 10QSB
period 2002-09-30
ALPHA RESOURCES INC /DE/
filed 2002-11-15
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002
                                    ------------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value as of September 30, 2002 were 240,000.

         Transitional Small Business Disclosure Format:

Yes       No  X
    -----   -----

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

Balance Sheet -
          September 30, 2002................................................  1

Statements of Operations -
         Three and Nine Months ended September 30, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to September 30, 2002..............................................  2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to September 30, 2002..............................................  3

Statements of Cash Flows -
         Nine Months ended September 30, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to September 30, 2002..............................................  4

         Notes to Financial Statements......................................  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  7

Item 3.  Controls & Procedures..............................................  9

Part II - Other Information

Item 1. Legal Proceedings................................................... 10


Signatures.................................................................. 11



                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                   (unaudited)


                                                                   September 30,
                                                                        2002
                                                                  -----------------
Assets
Current assets
      Cash                                                     $             3,551
                                                                  -----------------
            Total current assets                                             3,551
                                                                  -----------------
Other assets
      Offering costs                                                         4,206
                                                                  -----------------

            Total assets                                       $             7,757
                                                                  =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $39,801 and related party payable of $14,226 $            59,791
      Loans payable - stockholders                                          30,000
                                                                  -----------------

            Total current liabilities                                       89,791
                                                                  -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                                240
      Additional paid-in capital                                               960
      Deficit accumulated during the development stage                     (83,234)
                                                                  -----------------

            Total stockholders' (deficit)                                  (82,034)
                                                                  -----------------

            Total liabilities and stockholders' (deficit)      $             7,757
                                                                  =================


The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                         ALPHA RESOURCES, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                          Operating Statements
                                                              (unaudited)



                                                    For the Three Months          For the Nine Months          Cumulative During
                                                     Ended September 30,          Ended September 30,          Development Stage
                                                  --------------------------   --------------------------  January 13, 1997( Date of
                                                     2002           2001          2002           2001            Inception) to
                                                                                                              September 30, 2002
                                                  ------------   -----------   ------------   -----------     -------------------
Development stage expenses
      General & Administrative Expense          $       1,797 $           -  $       6,527 $      33,000   $              72,233
      Interest Expense                                    600           600          1,800         1,800                  11,001
                                                  ------------   -----------   ------------   -----------     -------------------

                  Net Loss Before Income Taxes         (2,397)         (600)        (8,327)      (34,800)                (83,234)

      Income Taxes                                          -             -              -             -                       -
                                                  ------------   -----------   ------------   -----------     -------------------

                  Net Loss                      $      (2,397)$        (600) $      (8,327)$     (34,800)  $             (83,234)
                                                  ============   ===========   ============   ===========     ===================

                  Basic Loss Per Share          $       (0.01)$       (0.00) $       (0.03)$       (0.15)  $               (0.43)
                                                  ============   ===========   ============   ===========     ===================

                  Weighted average number of
                      common shares outstanding       240,000       240,000        240,000       240,000                 193,346
                                                  ============   ===========   ============   ===========     ===================



The Accompanying Notes Are An Integral Part Of The Financial Statements


                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit
                                   (unaudited)

    For the Period January 13, 1997 (Date of Inception) to September 30, 2002


                                               Common Stock                             Deficit
                                       ----------------------------                   Accumulated
                                          Shares          $ 0.001      Additional      During the          Total
                                         Issued and         Par         Paid-in       Development      Stockholders'
                                         Outstandng        Value        Capital          Stage        Equity (Deficit)
                                       --------------   -----------   ------------   --------------   ---------------

Issuance of 120,000 shares of
        common stock ($.005 per share)       120,000  $        120  $         480  $             -  $            600

Net loss for period                                -             -              -          (11,529)          (11,529)
                                       --------------   -----------   ------------   --------------   ---------------

Balance, December 31, 1997                   120,000  $        120  $         480  $       (11,529) $        (10,929)
                                       --------------   -----------   ------------   --------------   ---------------

Net loss for year                                  -             -              -           (4,800)           (4,800)
                                       --------------   -----------   ------------   --------------   ---------------

Balance, December 31, 1998                   120,000  $        120  $         480  $       (16,329) $        (15,729)
                                       --------------   -----------   ------------   --------------   ---------------

Issuance of 120,000 shares of
        common stock ($.005 per share)       120,000  $        120  $         480  $             -  $            600

Net loss for year                                  -             -              -           (4,781)           (4,781)
                                       --------------   -----------   ------------   --------------   ---------------

Balance, December 31, 1999                   240,000  $        240  $         960  $       (21,110) $        (19,910)
                                       --------------   -----------   ------------   --------------   ---------------

Net loss for year                                  -             -              -           (7,389)           (7,389)
                                       --------------   -----------   ------------   --------------   ---------------

Balance, December 31, 2000                   240,000  $        240  $         960  $       (28,499) $        (27,299)
                                       --------------   -----------   ------------   --------------   ---------------

Net loss for year                                  -             -              -          (46,408)          (46,408)
                                       --------------   -----------   ------------   --------------   ---------------

Balance, December 31, 2001                   240,000  $        240  $         960  $       (74,907) $        (73,707)
                                       --------------   -----------   ------------   --------------   ---------------

Net loss for period                                -             -              -           (8,327)           (8,327)
                                       --------------   -----------   ------------   --------------   ---------------

Balance, September 30, 2002                  240,000  $        240  $         960  $       (83,234) $        (82,034)
                                       ==============   ===========   ============   ==============   ===============



The Accompanying Notes Are An Integral Part Of The Financial Statements


                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                                   (unaudited)

                                                                                                             Cumulative During
                                                                          For the Nine Months                Development Stage
                                                                          Ended September 30,            January 13, 1997( Date of
                                                                    ---------------------------------          Inception) to
                                                                         2002              2001              September 30, 2002
                                                                    ----------------  ---------------        ------------------
Cash flows from operating activities:
      Net loss                                                    $          (8,327)$        (34,800)     $            (83,234)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Increase (Decrease) in accrued expenses                           5,658           33,800                    59,791
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                      (2,669)          (1,000)                  (23,443)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                            (2,669)          (1,000)                    3,551

Cash beginning                                                                6,220           10,470                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                       $           3,551 $          9,470      $              3,551
                                                                    ================  ===============        ==================

The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2002
               and the period January 13, 1997 (Date of Inception)
                              to September 30, 2002
                                   (Unaudited)

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three month and nine month periods ended September 30, 2002 and 2001, and the period January 13, 1997 (Date of Inception) to September 30, 2002, (b) the financial position at September 30, 2002, (c) cash flows for the nine month periods ended September 30, 2002 and 2001, and the period January 13, 1997 (Date of Inception) to September 30, 2002 have been made.


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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2002
               and the period January 13, 1997 (Date of Inception)
                             to September, 30, 2002
                                   (Unaudited)

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


Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $10,401 of interest on these notes at September 30, 2002.

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

The Company's offices are located at 901 Chestnut Street, Suite A, Clearwater, Florida 33756, where its telephone number is (727) 447-3620.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001

The Company has no revenues for the three month periods ended September 30, 2002 and 2001 respectively. For the three month period ended September 30, 2002, general and administrative expenses amounted to $1,797 as compared to $-0- in the similar prior year period. General and administrative expenses consisted of accounting and legal expenses during the period ended September 30, 2002.

Interest expense was $600 for the three month period ended September 30, 2002 and 2001. Interest expense was attributed to shareholder loans during both periods.

During the three month period ended September 30, 2002, the Company incurred a net loss of $2,397 as compared to a net loss of $600 for the three month period ended September 30, 2001. The loss for the three month period ended September 30, 2002 is attributed to interest expense and accounting and consulting expenses. The loss for the three month period ended September 30, 2001 is attributed to interest expense.

For the three month period ended September 30, 2002 and 2001, the basic loss per share was $0.01 and $-0-, respectively. The weighted average shares outstanding was 240,000 for the three month periods ended September 30, 2002 and 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

The Company has no revenues for the nine month periods ended September 30, 2002 and 2001 respectively. For the nine month period ended September 30, 2002, general and administrative expenses amounted to $6,527 as compared to $33,000 in the similar prior year period. General and administrative expenses consisted of accounting and consulting expenses during both periods.

Interest expense was $1,800 for the nine month period ended September 30, 2002 and 2001. Interest expense was attributed to shareholder loans during both periods.

During the nine month period ended September 30, 2002, the Company incurred a net loss of $8,327 as compared to a net loss of $34,800 for the nine month period ended September 30, 2001. The losses for the nine month periods ended September 30, 2002 and 2001 are attributed to interest expense and accounting and consulting expenses.

For the nine month period ended September 30, 2002 and 2001, the basic loss per share was $0.03 and $0.15, respectively. The weighted average shares outstanding was 240,000 for the nine month periods ended September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,551 in cash on hand at September 30, 2002 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $83,234.

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

Item 3.     Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
        ------------------

There are no legal proceedings in which the Company is involved.


Item 6. Exhibits
        --------

Exhibit 99.1 is the certification of the CEO as required under Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud Bill), which was signed into law on July 30, 2002 by President George Bush.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Alpha Resources, Inc.


Dated    11/14/2002
                                          /s/ Gerald Couture
                                          -------------------------
                                          Gerald Couture
                                          Chief Executive Officer