Form 10KSB
period 2002-12-31
ALPHA RESOURCES INC /DE/
filed 2003-04-15
CIK 1031381

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2002

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

       901 Chestnut Street, Suite A, Clearwater, FL 33756, (727) 447-3620
       ------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of small business issuer's principal executive offices)


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

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2002 was $-0-. There is presently no bid price for the Company's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

                              ALPHA RESOURCES, INC.
                               FORM 10-KSB - Index
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2002.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The Company had no revenues for the years ended December 31, 2002 and 2001. For the year ended December 31, 2002, general and administrative expenses amounted to $10,734 as compared to $44,008 in the prior year period. This decrease was attributed to a decrease in consulting expenses incurred during the present year.

Interest expense was $2,400 for the years ended December 31, 2002 and 2001. Interest expense represents accrued but unpaid interest on shareholder loans.

During the year ended December 31, 2002, the Company incurred a net loss of $13,134 as compared to a net loss of $46,408 for the year ended December 31, 2001. A decrease in the loss for the year ended December 31, 2002 is attributed to lower consulting expenses incurred during the year.

For the year ended December 31, 2002 and 2001, the basic loss per share was $0.05 as compared to a basic loss per share of $0.19 in the prior year. The weighted average shares outstanding was 240,000 for the year ended December 31, 2002 and 2001.

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

For the year ended December 31, 2001 and 2000, the basic loss per share was $0.19 as compared to a basic loss per share of $0.03 in the prior year. The weighted average shares outstanding was 240,000 for the year ended December 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,551 in cash on hand at December 31, 2002 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $88,041.

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

                                          Number
                                          of Shares      Percent of Common Stock
                                          Owned(1)                   Outstanding
Name and Address
----------------------------------------- ----------------------------- --------
Gerald Couture
901 Chestnut Street, Suite A
Clearwater, FL 33756 (2)                  40,000                        16.66%
----------------------------------------- ----------------------------- --------
Michael T. Cronin
911 Chestnut Street
Clearwater, FL 33756 (2)                  40,000                        16.66%
----------------------------------------- ----------------------------- --------
Lawrence Steinberg
2 Lincoln Centre
5420 LBJ Freeway,
Suite 540, LB 56
Dallas, TX 75240                          40,000                        16.66%
----------------------------------------- ----------------------------- --------
Renee Morris
14 Verdmont Valley View
Smith's FL02, Bermuda                     40,000                        16.66%
----------------------------------------- ----------------------------- --------
Khiatana Gibbons
15 Limehouse Lane
Hamilton Parish CR03, Bermuda             40,000                        16.66%
----------------------------------------- ----------------------------- --------
Peter Leighton
6 Cedarhurst Place
Southampton SB 04, Bermuda                40,000                        16.66%
----------------------------------------- ----------------------------- --------
All Officers and Directors
As a Group (2 persons)                    80,000                        33%
----------------------------------------- ----------------------------- --------

(1) All shares are held beneficially and of record, and each record shareholder has sole voting, investment and dispositive power.

(2)  Individual is an officer and director of the Company.

Officers and Directors

     The following table sets forth the names, age, and position of each director and executive officer of the Company.



Name                                     Age       Position and Office Held


Gerald Couture                           57        Chief   Executive   Officer,
                                                   Chief   Financial   Officer,
                                                   Director
Michael T. Cronin                        47        Secretary, Director


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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See Item 9 above.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Two of these shareholders are also officers and directors of the Company. The Company accrued $11,001 of interest on these notes at December 31, 2002.

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

EXHIBITS AND SEC REFERENCE NUMBERS

Reports on Form 8-K

o        none

Item 27. Exhibits and Financial Statement Schedule.

       10.1       Intentionally Left Blank.
       10.2       Intentionally Left Blank.
       10.3       Intentionally Left Blank.
       10.4       Form of Proceeds Escrow Agreement (*)
       10.5       Certificate of Incorporation (*)
       10.6       By-Laws (*)
       10.7       Opinion re:  Legality and Consent of Counsel (*)
       10.8       Consent of Pender, Newkirk & Co, CPA (*)
       99.1       Certifications (**)

___________________

(*)    Previously filed.
(**)   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   April 14, 2003                               By: /s/ Gerald Couture
                                                     --------------------------
                                                     Gerald Couture
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





Signature                      Capacity                             Date
---------                      --------                             ----

/s/Gerald Couture       Chairman of the Board,                April 14, 2003
-----------------
   Gerald Couture       President, Chief Executive Officer,
                        Chief Financial Officer, Chief
                        Accounting Officer,
                        Treasurer

/s/ Michael T. Cronin   Director, Secretary                   April 14, 2003
---------------------
    Michael T. Cronin

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                          Page
                                                                          ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements

Independent Auditors' Report............................................. F-2

Balance Sheet -
          December 31, 2002.............................................. F-3

Statements of Operations -
         Year ended December 31, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to December 31, 2002............................................ F-4

Statements of Changes in Stockholders' Deficit -
         The period January 13, 1997 (Date of Inception)
         to December 31, 2002............................................ F-5

Statements of Cash Flows -
         Year ended December 31, 2002 and 2001
         and the period January 13, 1997 (Date of Inception)
         to December 31, 2002............................................ F-6

         Notes to Financial Statements................................... F-7

                          Independent Auditors' Report



Board of Directors
Alpha Resources, Inc. (A Development Stage Company)
Clearwater, Florida


We have audited the accompanying balance sheets of Alpha Resources, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and the period January 13, 1997 (date of inception) to December 31, 2002. These financial statements are the responsibility of the management of Alpha Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Resources, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the period January 13, 1997 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company
----------------------------
Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 11, 2003

                             ALPHA RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet


                                                                 December 31,
                                                                     2002
                                                               -----------------
Assets
Current assets
      Cash                                                  $             3,551
                                                               -----------------

            Total assets                                                  3,551
                                                               =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $30,000                                   $            60,392
      Loans payable - stockholders                                       30,000
                                                               -----------------

            Total current liabilities                                    90,392
                                                               -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                             240
      Additional paid-in capital                                            960
      Deficit accumulated during the development stage                  (88,041)
                                                               -----------------

            Total stockholders' (deficit)                               (86,841)
                                                               -----------------

            Total liabilities and stockholders' (deficit)   $             3,551
                                                               =================


The Accompanying Notes Are An Integral Part Of The Financial Statements



                                                 ALPHA RESOURCES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                 Operating Statements




                                                        For the Year Ended                 Cumulative During
                                                           December 31,                    Development Stage
                                                   ------------------------------      January 13, 1997( Date of
                                                       2002            2001         Inception) to December 31, 2002
                                                   -------------   --------------   -------------------------------


Development stage expenses
     General & Administrative Expense          $         10,734 $         44,008 $                      76,440
     Interest Expense                                     2,400            2,400                        11,601
                                                   -------------   --------------   ---------------------------

          Net Loss Before Income Taxes                  (13,134)         (46,408)                      (88,041)

     Income Taxes                                             -                -                             -
                                                   -------------   --------------   ---------------------------

          Net Loss                             $        (13,134)$        (46,408)$                     (88,041)
                                                   =============   ==============   ===========================

          Basic Loss Per Share                 $          (0.05)$          (0.19)$                       (0.45)
                                                   =============   ==============   ===========================

          Weighted average number of
               common shares outstanding                240,000          240,000                       195,317
                                                   =============   ==============   ===========================


The Accompanying Notes Are An Integral Part Of The Financial Statements



                                                    ALPHA RESOURCES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Changes in Stockholders' Deficit

                           For the Period January 13, 1997 (Date of Inception) to December 31, 2002

                                                                                                Deficit
                                                   Common Stock                               Accumulated
                                          ------------------------------
                                              Shares           $ 0.001       Additional        During the           Total
                                            Issued and           Par           Paid-in        Development       Stockholders'
                                            Outstandng          Value          Capital           Stage        Equity (Deficit)
                                          ---------------    -----------    -------------    --------------   -----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480   $             -   $             600

Net loss for period                                    -              -                -           (11,529)            (11,529)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1997                       120,000   $        120   $          480   $       (11,529)  $         (10,929)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -            (4,800)             (4,800)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1998                       120,000   $        120   $          480   $       (16,329)  $         (15,729)
                                          ---------------    -----------    -------------    --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480   $             -   $             600

Net loss for year                                      -              -                -            (4,781)             (4,781)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1999                       240,000   $        240   $          960   $       (21,110)  $         (19,910)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -            (7,389)             (7,389)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2000                       240,000   $        240   $          960   $       (28,499)  $         (27,299)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -           (46,408)            (46,408)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2001                       240,000   $        240   $          960   $       (74,907)  $         (73,707)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -           (13,134)            (13,134)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2002                       240,000   $        240   $          960   $       (88,041)  $         (86,841)
                                          ---------------    -----------    -------------    --------------    ----------------


The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                          ALPHA RESOURCES, INC.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                        Statements of Cash Flows
                                                               (unaudited)


                                                                           For the Year Ended              Cumulative During
                                                                              December 31,                 Development Stage
                                                                    ---------------------------------  January 13, 1997( Date of
                                                                         2002              2001      Inception) to December 31, 2002
                                                                    ---------------   ----------------------------------------------

Cash flows from operating activities:
      Net loss                                                   $         (13,134)$         (46,408)    $             (88,041)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Write-off of offering costs                                      4,206                 -                     4,206
            Increase (Decrease) in accrued expenses                          6,259            42,158                    60,392
                                                                    ---------------   ---------------        ------------------
                  Net cash used by operating activities                     (2,669)           (4,250)                  (23,443)
                                                                    ---------------   ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                     -                 -                     1,200
      Proceeds from loans payable - stockholders                                 -                 -                    30,000
      Offering costs                                                             -                 -                    (4,206)
                                                                    ---------------   ---------------        ------------------
                  Net cash provided by financing activities                      -                 -                    26,994
                                                                    ---------------   ---------------        ------------------

                  Net increase (decrease) in cash                           (2,669)           (4,250)                    3,551

Cash beginning                                                               6,220            10,470                         -
                                                                    ---------------   ---------------        ------------------

Cash ending                                                      $           3,551 $           6,220     $               3,551
                                                                    ===============   ===============        ==================


The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                      For the Year Ended December 31, 2002

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

Note 3 - Related Party Transactions

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Two of these shareholders are also officers and directors of the Company. The Company accrued $11,001 of interest on these notes at December 31, 2002.

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                For the Year Ended December 31, 2002 (continued)

The building and property housing the corporate office are owned by one of the stockholders and the Company pays no rent.

The above amounts are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties.

Note 4 - Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the years presented. These operating losses give rise to a deferred tax asset at December 31, 2002 and are as follows:

         Deferred tax assets                $34,000
         Allowance                          $34,000
                                            -------
                                            $     0
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

The Company has available at December 31, 2002 approximately $88,000 of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $34,000 in the future. These operating loss carryforwards expire beginning in 2012.

Read Independent Auditors Report.