Form 10QSB
period 2003-03-31
ALPHA RESOURCES INC /DE/
filed 2003-05-20
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

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

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value as of March 31, 2003 were 240,000.

     Transitional Small Business Disclosure Format:

Yes        No X
     ---     ---

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Financial Statements (unaudited)

Balance Sheet -
          March 31, 2003.................................................  1

Statements of Operations -
         Three Months ended March 31, 2003 and 2002
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2003...............................................  2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to March 31, 2003...............................................  3

Statements of Cash Flows -
         Three Months ended March 31, 2003 and 2002
         and the period January 13, 1997 (Date of Inception)
         to March 31, 2003...............................................  4

         Notes to Financial Statements...................................  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  7

Item 3.  Controls & Procedures...........................................  9

Part II - Other Information

Item 1. Legal Proceedings................................................  9

         Signatures...................................................... 10

                             ALPHA RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                  (Unaudited)


                                                                    March 31,
                                                                      2003
                                                                -----------------
Assets
Current assets
      Cash                                                   $             3,265
                                                                -----------------

            Total assets                                                   3,265
                                                                =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses, including shareholder
       payable of $30,000                                    $            60,991
      Loans payable - stockholders                                        30,000
                                                                -----------------

            Total current liabilities                                     90,991
                                                                -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 240,000                              240
      Additional paid-in capital                                             960
      Deficit accumulated during the development stage                   (88,926)
                                                                -----------------

            Total stockholders' (deficit)                                (87,726)
                                                                -----------------

            Total liabilities and stockholders' (deficit)    $             3,265
                                                                =================




The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                 ALPHA RESOURCES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                 Operating Statements
                                                      (Unaudited)




                                                    For the Three Months Ended         Cumulative During
                                                             March 31,                 Development Stage
                                                   ------------------------------   January 13, 1997( Date of
                                                       2003            2002        Inception) to March 31, 2003
                                                   -------------   --------------  ----------------------------


Development stage expenses
     General & Administrative Expense          $            285 $          3,590 $                      77,040
     Interest Expense                                       600              600                        11,886
                                                   -------------   --------------   ---------------------------

          Net Loss Before Income Taxes                     (885)          (4,190)                      (88,926)

     Income Taxes                                             -                -                             -
                                                   -------------   --------------   ---------------------------

          Net Loss                             $           (885)$         (4,190)$                     (88,926)
                                                   =============   ==============   ===========================

          Basic Loss Per Share                 $          (0.00)$          (0.02)$                       (0.45)
                                                   =============   ==============   ===========================

          Weighted average number of
               common shares outstanding                240,000          240,000                       197,090
                                                   =============   ==============   ===========================



The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                    ALPHA RESOURCES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Changes in Stockholders' Deficit
                                                         (Unaudited)

                            For the Period January 13, 1997 (Date of Inception) to March 31, 2003


                                                   Common Stock                                 Deficit
                                          ------------------------------                      Accumulated
                                              Shares           $ 0.001       Additional        During the           Total
                                            Issued and           Par           Paid-in        Development       Stockholders'
                                            Outstandng          Value          Capital           Stage          Equity (Deficit)
                                          ---------------    -----------    -------------    --------------    ----------------


Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480   $             -   $             600

Net loss for period                                    -              -                -           (11,529)            (11,529)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1997                       120,000   $        120   $          480   $       (11,529)  $         (10,929)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -            (4,800)             (4,800)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1998                       120,000   $        120   $          480   $       (16,329)  $         (15,729)
                                          ---------------    -----------    -------------    --------------    ----------------

Issuance of 120,000 shares of
        common stock ($.005 per share)           120,000   $        120   $          480   $             -   $             600

Net loss for year                                      -              -                -            (4,781)             (4,781)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1999                       240,000   $        240   $          960   $       (21,110)  $         (19,910)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -            (7,389)             (7,389)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2000                       240,000   $        240   $          960   $       (28,499)  $         (27,299)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -           (46,408)            (46,408)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2001                       240,000   $        240   $          960   $       (74,907)  $         (73,707)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                      -              -                -           (13,134)            (13,134)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2002                       240,000   $        240   $          960   $       (88,041)  $         (86,841)
                                          ---------------    -----------    -------------    --------------    ----------------

Net loss for period                                    -              -                -              (885)               (885)
                                          ---------------    -----------    -------------    --------------    ----------------

Balance, March 31, 2003                          240,000   $        240   $          960   $       (88,926)  $         (87,726)
                                          ---------------    -----------    -------------    --------------    ----------------

The Accompanying Notes Are An Integral Part Of The Financial Statements


                                                          ALPHA RESOURCES, INC.
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                        Statements of Cash Flows
                                                               (Unaudited)


                                                                       For the Three Months Ended            Cumulative During
                                                                               March 31,                     Development Stage
                                                                    ---------------------------------    January 13, 1997( Date of
                                                                         2003              2002         Inception) to March 31, 2003
                                                                    ---------------   ---------------   ----------------------------

Cash flows from operating activities:
      Net loss                                                   $            (885)$          (4,190)    $             (88,926)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Write-off of offering costs                                          -                 -                     4,206
            Increase (Decrease) in accrued expenses                            599             3,521                    60,991
                                                                    ---------------   ---------------        ------------------
                  Net cash used by operating activities                       (286)             (669)                  (23,729)
                                                                    ---------------   ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                     -                 -                     1,200
      Proceeds from loans payable - stockholders                                 -                 -                    30,000
      Offering costs                                                             -                 -                    (4,206)
                                                                    ---------------   ---------------        ------------------
                  Net cash provided by financing activities                      -                 -                    26,994
                                                                    ---------------   ---------------        ------------------

                  Net increase (decrease) in cash                             (286)             (669)                    3,265

Cash beginning                                                               3,551             6,220                         -
                                                                    ---------------   ---------------        ------------------

Cash ending                                                      $           3,265 $           5,551     $               3,265
                                                                    ===============   ===============        ==================


The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2003
               and the period January 13, 1997 (Date of Inception)
                                to March 31, 2003
                                   (Unaudited)

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

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal year ended December 31, 2002 of Alpha Resources, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three month period ended March 31, 2003 and 2002, and the period January 13, 1997 (Date of Inception) to March 31, 2003, (b) the financial position at March 31, 2003, (c) cash flows for the three month period ended March 31, 2003 and 2002, and the period January 13, 1997 (Date of Inception) to March 31, 2003 have been made.


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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2003
               and the period January 13, 1997 (Date of Inception)
                                to March 31, 2003
                                   (Unaudited)

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


Note 3 - Related Party Transactions

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Three of these shareholders are also officers and directors of the Company. The Company accrued $11,601 of interest on these notes at March 31, 2003.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002

The Company had no revenues for the three month periods ended March 31, 2003 and 2002 respectively. For the three month period ended March 31, 2003, general and administrative expenses amounted to $285 as compared to $3,590 in the similar prior year period. General and administrative expenses consisted of filing fees during the period ended March 31, 2003.

Interest expense was $600 for the three month period ended March 31, 2003 and 2002. Interest expense was attributed to shareholder loans during both periods.

During the three month period ended March 31, 2003, the Company incurred a net loss of $885 as compared to a net loss of $4,190 for the three month period ended March 31, 2002. The loss for the three month period ended March 31, 2003 is attributed to interest expense and filing fees. The loss for the three month period ended March 31, 2002 is attributed to accounting expenses and interest expense.

For the three month period ended March 31, 2003 and 2002, the basic loss per share was $0.00 and $0.02, respectively. The weighted average shares outstanding was 240,000 for the three month periods ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,265 in cash on hand at March 31, 2003 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $88,926.

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


                                            Alpha Resources, Inc.


Dated    5/20/2003
                                            /s/ Gerald Couture
                                            --------------------------
                                                Gerald Couture
                                                Chief Executive Officer