Form 10QSB
period 2003-06-30
ALPHA RESOURCES INC /DE/
filed 2003-08-14
CIK 1031381

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2003
                                        -------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value as of June 30, 2003 were 2,000,000.

         Transitional Small Business Disclosure Format:

Yes        No   X
   -----      -----

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      Index



                                                                           Page
Part I - Financial Information                                             ----

Item 1.  Financial Statements (unaudited)

Balance Sheet -
          June 30, 2003.................................................   1

Statements of Operations -
         Three and Six Months ended June 30, 2003 and 2002
         and the period January 13, 1997 (Date of Inception)
         to June 30, 2003...............................................   2

Statements of Changes in Stockholders' Deficit -
         Period January 13, 1997 (Date of Inception)
         to June 30, 2003...............................................   3

Statements of Cash Flows -
         Six Months ended June 30, 2003 and 2002
         and the period January 13, 1997 (Date of Inception)
         to June 30, 2003...............................................   4

         Notes to Financial Statements..................................   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   7

Item 3.  Controls & Procedures..........................................   9

Part II - Other Information

Item 1. Legal Proceedings...............................................  10

         Signatures.....................................................  11

                             ALPHA RESOURCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                  (Unaudited)


                                                                    June 30,
                                                                      2003
                                                                -----------------
Assets
Current assets
      Cash                                                   $               242
                                                                -----------------

            Total assets                                                     242
                                                                =================

Liabilities and Stockholders' Deficit
Current liabilities
      Accrued expenses                                       $            17,069
      Loans payable - stockholders                                        30,000
                                                                -----------------

            Total current liabilities                                     47,069
                                                                -----------------


Stockholders' deficit
      Preferred stock, $.001 par value:
      Authorized - 5,000,000
               Issued or outstanding - none
      Common stock, $.001 par value:
      Authorized - 10,000,000
               Issued and outstanding - 2,000,000                          2,000
      Additional paid-in capital                                          97,610
      Deficit accumulated during the development stage                  (146,437)
                                                                -----------------

            Total stockholders' (deficit)                                (46,827)
                                                                -----------------

            Total liabilities and stockholders' (deficit)    $               242
                                                                =================



The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              Operating Statements
                                   (Unaudited)




                                         For the Three Months Ended         For the Six Months Ended          Cumulative During
                                                  June 30,                          June 30,                  Development Stage
                                      ------------------------------   -------------------------------    January 13, 1997( Date of
                                          2003             2002            2003             2002         Inception) to June 30, 2003
                                      -------------    -------------   --------------   --------------   ---------------------------


Development stage expenses
     General &
      Administrative Expense,
      including start-up costs    $         56,911 $          1,140 $         57,196 $          4,730 $                     133,636
     Interest Expense                          600              600            1,200            1,200                        12,801
                                      -------------    -------------   --------------   --------------   ---------------------------

          Net Loss Before
           Income Taxes                    (57,511)          (1,740)         (58,396)          (5,930)                     (146,437)

     Income Taxes                                -                -                -                -                             -
                                      -------------    -------------   --------------   --------------   ---------------------------

          Net Loss                $        (57,511)$         (1,740)$        (58,396)$         (5,930)$                    (146,437)
                                      =============    =============   ==============   ==============   ===========================

          Basic Loss Per Share    $          (0.22)$          (0.01)$          (0.23)$          (0.02)$                       (0.73)
                                      =============    =============   ==============   ==============   ===========================

          Weighted average
           number of
           common shares
           outstanding                     259,341          240,000          249,724          240,000                       199,491
                                      =============    =============   ==============   ==============   ===========================


The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 Statements of Changes in Stockholders' Deficit
                                   (Unaudited)

      For the Period January 13, 1997 (Date of Inception) to June 30, 2003




                                                       Common Stock                                 Deficit
                                              ------------------------------                      Accumulated
                                                 Shares           $ 0.001       Additional        During the           Total
                                               Issued and           Par           Paid-in        Development       Stockholders'
                                               Outstandng          Value          Capital           Stage          Equity (Deficit)
                                              ---------------    -----------    -------------    --------------    ----------------


Issuance of 120,000 shares of
     common stock ($.005 per share)                  120,000   $        120   $          480   $             -   $             600

Net loss for period                                        -              -                -           (11,529)            (11,529)
                                              ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1997                           120,000   $        120   $          480   $       (11,529)  $         (10,929)
                                              ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                          -              -                -            (4,800)             (4,800)
                                              ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1998                           120,000   $        120   $          480   $       (16,329)  $         (15,729)
                                              ---------------    -----------    -------------    --------------    ----------------

Issuance of 120,000 shares of
     common stock ($.005 per share)                  120,000   $        120   $          480   $             -   $             600

Net loss for year                                          -              -                -            (4,781)             (4,781)
                                              ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 1999                           240,000   $        240   $          960   $       (21,110)  $         (19,910)
                                              ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                          -              -                -            (7,389)             (7,389)
                                              ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2000                           240,000   $        240   $          960   $       (28,499)  $         (27,299)
                                              ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                          -              -                -           (46,408)            (46,408)
                                              ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2001                           240,000   $        240   $          960   $       (74,907)  $         (73,707)
                                              ---------------    -----------    -------------    --------------    ----------------

Net loss for year                                          -              -                -           (13,134)            (13,134)
                                              ---------------    -----------    -------------    --------------    ----------------

Balance, December 31, 2002                           240,000   $        240   $          960   $       (88,041)  $         (86,841)
                                              ---------------    -----------    -------------    --------------    ----------------

Net loss for period                                        -              -                -           (58,396)            (58,396)
                                              ---------------    -----------    -------------    --------------    ----------------

Issuance of 1,760,000 shares in satisfaction
of accrued expense, shareholders
($.056 per share)                                  1,760,000   $      1,760   $       96,650   $             -   $          98,410
                                              ---------------    -----------    -------------    --------------    ----------------

Balance, June 30, 2003                             2,000,000   $      2,000   $       97,610   $      (146,437)  $         (46,827)
                                              ---------------    -----------    -------------    --------------    ----------------

The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                                   (Unaudited)


                                                                        For the Six Months Ended              Cumulative During
                                                                                June 30,                      Development Stage
                                                                    ---------------------------------     January 13, 1997( Date of
                                                                         2003              2002          Inception) to June 30, 2003
                                                                    ----------------  ---------------    ---------------------------

Cash flows from operating activities:
      Net loss                                                    $         (58,396)$         (5,930)     $           (146,437)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
            Write-off of offering costs                                           -                -                     4,206
            Increase (Decrease) in accrued expenses                          55,087            5,261                   115,479
                                                                    ----------------  ---------------        ------------------
                  Net cash used by operating activities                      (3,309)            (669)                  (26,752)
                                                                    ----------------  ---------------        ------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      -                -                     1,200
      Proceeds from loans payable - stockholders                                  -                -                    30,000
      Offering costs                                                              -                -                    (4,206)
                                                                    ----------------  ---------------        ------------------
                  Net cash provided by financing activities                       -                -                    26,994
                                                                    ----------------  ---------------        ------------------

                  Net increase (decrease) in cash                            (3,309)            (669)                      242

Cash beginning                                                                3,551            6,220                         -
                                                                    ----------------  ---------------        ------------------

Cash ending                                                       $             242 $          5,551      $                242
                                                                    ================  ===============        ==================

Supplemental disclusures of cash flow
 information and noncash investing
 and financing activities:

      During the three months ended June 30, 2003, the Company issued 1,760,000 shares of common stock in satisfaction of accrued expenses, shareholders in the amount of $98,410.






The Accompanying Notes Are An Integral Part Of The Financial Statements

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                For the Three and Six Months Ended June 30, 2003
               and the period January 13, 1997 (Date of Inception)
                                to June 30, 2003
                                   (Unaudited)

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

In the opinion of management, all adjustments, consisting of adjustments necessary for a fair presentation of (a) the results of operations for the three and six month periods ended June 30, 2003 and 2002, and the period January 13, 1997 (Date of Inception) to June 30, 2003, (b) the financial position at June 30, 2003, (c) cash flows for the six month periods ended June 30, 2003 and 2002, and the period January 13, 1997 (Date of Inception) to June 30, 2003 have been made.


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

                              ALPHA RESOURCES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                For the Three and Six Months Ended June 30, 2003
               and the period January 13, 1997 (Date of Inception)
                                to June 30, 2003
                                   (Unaudited)

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


Note 3 - Related Party Transactions
         --------------------------

The Company has received $30,000 of loans from the six shareholders of the Company. These loans are due on demand and bear interest at 8% per annum and are unsecured. Two of these shareholders are also directors of the Company. The Company accrued $12,201 of interest on these notes at June 30, 2003.

On June 30, 2003, the Company issued 1,760,000 shares of common stock in satisfaction of accrued expenses, shareholders in the amount of $98,410. These shareholders are also directors of the Company.

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

General

BACKGROUND.

Alpha Resources, Inc. (the "Company") was organized as a Delaware corporation on January 13, 1997. A total of 2,000,000 shares of Common Stock have been issued, of which 120,000 shares have been issued to officers and directors of the Company, for an aggregate of $1,200 in cash. During the period ended June 30, 2003, we issued 1,760,000 shares of common stock to two of our shareholders in satisfaction of accrued expenses. Additional funds have been loaned to the Company by its officers, directors and principal shareholders, to cover Company expenses.

The Company proposes to evaluate one or more businesses and ultimately acquire an interest or otherwise participate in a business. To date, no specific businesses have been investigated by the Company, and it does not propose to engage in the evaluation of any such businesses unless and until a successful completion of a public securities offering. Consequently, the Company allocates any proceeds of an offering to the search for and participation in a business by a merger.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002

The Company had no revenues for the three month periods ended June 30, 2003 and 2002 respectively. For the three month period ended June 30, 2003, general and administrative expenses amounted to $56,911 as compared to $1,140 in the similar prior year period. General and administrative expenses consisted of consulting services, filing fees, and legal services during the period ended June 30, 2003. Consulting and legal service increases are associated with increased efforts in developing and identifying merger opportunities.

Interest expense was $600 for the three month period ended June 30, 2003 and 2002. Interest expense was attributed to shareholder loans during both periods.

During the three month period ended June 30, 2003, the Company incurred a net loss of $57,511 as compared to a net loss of $1,740 for the three month period ended June 30, 2002. The loss for the three month period ended June 30, 2003 is attributed to interest expense, consulting, legal, and filing fees. The loss for the three month period ended June 30, 2002 is attributed to accounting expenses and interest expense. Consulting and legal service increases are associated with increased efforts in developing and identifying merger opportunities.

For the three month period ended June 30, 2003 and 2002, the basic loss per share was $0.24 and $0.01, respectively. The weighted average shares outstanding was 240,000 for the three month periods ended June 30, 2003 and 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

The Company had no revenues for the six month periods ended June 30, 2003 and 2002 respectively. For the six month period ended June 30, 2003, general and administrative expenses amounted to $57,196 as compared to $4,730 in the similar prior year period. General and administrative expenses consisted of consulting services, filing fees, and legal services during the period ended June 30, 2003. Consulting and legal service increases are associated with increased efforts in developing and identifying merger opportunities.

Interest expense was $1,200 for the six month period ended June 30, 2003 and 2002. Interest expense was attributed to shareholder loans during both periods.

During the six month period ended June 30, 2003, the Company incurred a net loss of $58,396 as compared to a net loss of $5,930 for the six month period ended June 30, 2002. The loss for the six month period ended June 30, 2003 is attributed to interest expense, consulting, legal, and filing fees. The loss for the six month period ended June 30, 2002 is attributed to accounting expenses and interest expense. Consulting and legal service increases are associated with increased efforts in developing and identifying merger opportunities.

For the six month period ended June 30, 2003 and 2002, the basic loss per share was $0.24 and $0.02, respectively. The weighted average shares outstanding was 240,000 for the six month periods ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $242 in cash on hand at June 30, 2003 and had no other tangible assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $146,437.

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

Management believes that it has sufficient access to capital to fund operations for the next twelve months. The Company's management will continue to provide capital to the company to meets its ongoing obligations. However, Management hopes to obtain deposit funds from potential candidate companies that it can use to defray professional fees, travel, lodging and other due diligence expenses incurred by management related to finding and investigating an acquisition and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

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

Item 2.  Change in Securities and Use of Proceeds.

          During the period ended June 30, 2003, we issued 1,760,000 shares of common stock to two of our shareholders in satisfaction of accrued expenses totaling $98,410.

Item 3.  Defaults Upon Senior Securities.

          None

Item 5.  Other Information

          None

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


                                                Alpha Resources, Inc.


Dated    8/14/2003
                                                /s/ Gerald Couture
                                                -----------------------
                                                Gerald Couture
                                                Chief Executive Officer